Form 10QSB
period 2007-09-30
KINGDOM KONCRETE, INC.
filed 2007-11-16
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-138111

                             KINGDOM KONCRETE, INC.
        (Exact name of small business issuer as specified in its charter)


         Nevada                                              20-5587756
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                  4232 E. Interstate 30, Rockwall, Texas 75087
                  ---- -- ---------- --- --------- ----- ------
                    (Address of principal executive offices)

                                 (972) 771-4205
                           (Issuer's telephone number)

                                       N/A

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:. Yes [ X ] No [ ].

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [X].

As of September 30, 2007, there were 5,000,000 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        11

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                17
Item 2     Changes in Securities                                            17
Item 3     Default upon Senior Securities                                   17
Item 4     Submission of Matters to a Vote of Security Holders              17
Item 5     Other Information                                                17
Item 6     Exhibits and Reports on Form 8-K                                 17

                             KINGDOM KONCRETE, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


                                     ASSETS

Current assets
  Cash                                                                $   6,543
                                                                      ---------
    Total current assets                                                  6,543

Fixed assets
  Equipment                                                             141,406
  Leasehold Improvements                                                  7,245
  Office Equipment                                                          675
  Less: Accumulated depreciation and amortization                       (99,072)
                                                                      ---------
    Total fixed assets                                                   50,254
                                                                      ---------
TOTAL ASSETS                                                          $  56,797
                                                                      =========

                       LIABILITIES AND STOCKHOLDERS'EQUITY

Current liabilities
  Accounts payable and accrued expenses                               $  27,021
  Amount due shareholder                                                112,556
  Current portion of Long-Term debt                                      11,953
                                                                      ---------
    Total current liabilities                                           151,530
                                                                      ---------

Long term liabilities
  Notes payable                                                          26,490
  Less: Current portion                                                 (11,953)
    Total long term liabilities                                          14,537
Total liabilities                                                       166,067
                                                                      ---------


Stockholders' deficit:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 5,000,000 shares issued and outstanding                     5,000
  Additional paid in capital                                             19,554
  Accumulated deficit                                                  (133,824)
                                                                      ---------
Total Stockholders' Equity                                             (109,270)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  56,797
                                                                      =========






See Accompanying Notes to Financial Statements





                             KINGDOM KONCRETE, INC.
                             STATEMENT OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)


                                       Three Months   Three Months    Nine Months   Nine Months
                                          Ended          Ended          Ended         Ended
                                         Sept 30,       Sept 30,       Sept 30,      Sept 30,
                                       -----------    -----------    -----------    -----------
                                            2007            2006           2007           2006
                                       -----------    -----------    -----------    -----------

Revenue                                $    26,084    $    20,997    $    76,694    $    67,548

Cost of sales                               15,218         12,905         40,443         33,833
                                       -----------    -----------    -----------    -----------
  Gross Profit                              10,866          8,092         36,251         33,715
                                       -----------    -----------    -----------    -----------

Operating expenses:
 Depreciation and amortization               6,693          4,056         20,080         17,443
 General and administrative:
  Insurance                                    992            854          3,210          3,383
  Marketing & advertising                      585            388          1,816          1,625
  Professional fees                          1,135          1,684          7,323         (1,438)
  Rent                                       3,150          3,150          9,450          9,450
  Repairs & maintenance                        773            370          2,387          1,532
  Taxes                                      1,251         (2,223)         4,085              0
  Office and other expenses                  1,399          1,981          3,038          3,600
                                       -----------    -----------    -----------    -----------
        Total operating expenses            15,978         10,260         51,389         35,595
 (Loss) from operations                     (5,112)        (2,168)       (15,688)        (1,880)

  Other income(expense):
      Interest expense                        (490)          (609)        (1,582)        (2,097)
      Gain on sale of assets                     0            234              0            234
                                       -----------    -----------    -----------    -----------
        Total other expenses                  (490)          (375)        (1,582)        (1,864)

Net(loss)                              $    (5,602)   $    (2,543)   $   (17,270)   $    (3,744)
                                       ===========    ===========    ===========    ===========


Net loss per share:
  Basic and diluted                    $     (0.00)   $     (0.00)   $     (0.00)   $     (0.00)
                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding:
  Basic and diluted                      5,000,000      5,000,000      5,000,000      5,000,000
                                       ===========    ===========    ===========    ===========



                 See Accompanying Notes to Financial Statements



                             KINGDOM KONCRETE, INC.
                 Statement of Changes in Stockholdedrs' Equity
                               September 30, 2007


                                                                                             Retained
                                                          Common Stock           Paid-in     Earnigns
                                                        Shares        Amount     Capital     (Deficit)        Total
                                                    ----------    ----------   ----------   ----------    ----------

Beginning Stockholder's Equity                       5,000,000    $    5,000   $   19,554   $  (82,503)   $  (57,949)

Net (Loss)                                                   0             0            0      (34,051)      (34,051)
                                                    ----------    ----------   ----------   ----------    ----------

Ending Stockholder's Equity at Dec 31, 2006          5,000,000    $    5,000   $   19,554   $ (116,554)   $  (92,000)

                                                                                               (17,270)      (17,270)
Net (Loss)                                                --            --           --           --            --

Ending Stockholders' Equity at September 30, 2007    5,000,000    $    5,000   $   19,554     (133,824    $ (109,270)
                                                    ==========    ==========   ==========   ==========    ==========





                 See Accompanying Notes to Financial Statements

                             KINGDOM KONCRETE, INC.
                            STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006
                                   (UNAUDITED)

                                                             2007        2006
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(17,270)   $(34,051)
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                            20,080      33,668
Change in assets and liabilities:
  Other assets                                                    0           0
  Accounts payable-related party                                  0           0
  Accounts payable and accrued expenses                       7,606      18,227
                                                           --------    --------

CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES               10,416      17,844
                                                           --------    --------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Sale of fixed assets                                            0      10,758

                                                           --------    --------
CASH FLOWS USED IN INVESTING ACTIVITIES                           0      10,758

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on notes                                          (9,064)    (11,472)
  Payments on shareholder loan                                  700     (15,500)

                                                           --------    --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  (9,764)    (26,972)

NET INCREASE (Decrease) IN CASH                                 652       1,630

  Cash, beg. of period                                        5,891       4,261
                                                           --------    --------
  Cash, end of period                                      $  6,543    $  5,891
                                                           ========    ========



SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                            $  1,582    $  2,723
  Income taxes paid                                        $   --      $   --









                   See Accompany Notes to Financial Statements

                             KINGDOM KONCRETE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007

NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Activities, History and Organization:

         Kingdom Koncrete, Inc. (The "Company") operates a `carry and go' concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

         Kingdom Koncrete Inc. is the parent company of Kingdom Concrete, Inc. ("Kingdom Texas"), a company incorporated under the laws of the State of Texas. Kingdom Texas was established in 2003 and for the past three years has been operating a single plant in Texas.

         On August 22, 2006, Kingdom Koncrete, Inc. ("Koncrete Nevada"), a private holding company established under the laws of Nevada, was formed in order to acquire 100% of the outstanding common stock of Kingdom Texas. On June 30, 2006, Koncrete Nevada issued 5,000,000 shares of common stock in exchange for a 100% equity interest in Kingdom Texas. As a result of the share exchange, Kingdom Texas became the wholly owned subsidiary of Koncrete Nevada. As a result, the shareholders of Kingdom Texas owned a majority of the voting stock of Koncrete Nevada. The transaction was regarded as a reverse merger whereby Kingdom Texas was considered to be the accounting acquirer as its shareholders retained control of Koncrete Nevada after the exchange, although Koncrete Nevada is the legal parent company. The share exchange was treated as a recapitalization of Koncrete Nevada. As such, Kingdom Texas (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Koncrete Nevada had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital stock.

         Significant Accounting Policies:

                  The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. Below is a summary of certain significant accounting policies selected by management.


                  Basis of Presentation:
                  The Company prepares its financial statements on the accrual basis of accounting.

                  Cash Equivalents:
                  All highly liquid investments with original maturities of three months or less are stated at cost which approximates market value.

                  Revenue Recognition:

                  Revenue is recognized at completion of services. Collections are made at the point of sale resulting in no accounts receivable.

                  Rental and product sales: Revenue is recognized at the point of sale (i.e., when a customer pays). The price includes the product in, and the two hour rental of, the mixer. A customer pays before leaving the premises as Kingdom Concrete has completed its service by filling and making the mixer ready for use.

                  Late fees: Revenue is recognized when a mixing trailer is returned late. At this time the fee, as agreed in the sales order, is assessed against the credit card or the customer pays in cash.

                  Cleaning fees: Revenue is recognized when a mixing trailer is returned and it was not cleaned. At this time cleaning fees, as agreed in the sales order, are assessed against the credit card or the customer pays in cash.

                  Income Taxes:
                  Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

                  Advertising:
                  Advertising and promotion costs are expensed as incurred. These expenses were $585 and $388 for the three months ended September 30, 2007 and 2006, respectively, and $1,816 and $1,625 for the nine months ended September 30, 2007 and 2006, respectively.

                  Property and Equipment:
                  Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

                  Earnings per Share:
                  Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).

                  Use of Estimates:
                  The  preparation  of financial  statements in conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


NOTE 2 - FIXED ASSETS

         Fixed assets at September 30, 2007 and 2006 are as follows:

                                                                2007          2006

                  Equipment                                 $   141,406    $  141,406
                  Office Equipment                                  675           675
                  Leasehold Improvements                          7,245         7,245
                  Less:  Accumulated Depreciation               (99,072)      (62,767)
                                                            -----------    -----------

                           Total Fixed Assets               $    50,254    $    86,559
                                                            ===========    ===========

         Depreciation expense for the three month periods ended September 30, 2007 and 2006 was $6,693 and $4,056 respectively. Expense for the nine month periods ended September 30, 2007 and 2006, was $20,080 and $17,443 respectively.




NOTE 3 - NOTES PAYABLE

         The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%. The monthly payment is $1,183 including principal and interest for 71 months, due August 12, 2009. Balances at September 30, 2007 are as follows:

                                       Balance         Current        Long-
                                      Remaining        Portion        Term

                  SBA Loan            $  26,490       $  11,953     $  14,537
         Interest expense was $1,582 and $2,097 for the nine month periods ended September 30, 2007 and 2006 respectively.


NOTE 4 - COMMON STOCK

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2007 and 2006, there were 5,000,000 shares outstanding.

NOTE 5 - INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable. Under SFAS No. 109, income tax expense consists of taxes payable for the year and the changes during the year in deferred assets and liabilities. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases and financial reporting bases of assets and liabilities. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.


         The provision for refundable Federal income tax consists of the following:



                  Refundable Federal income tax attributable to:

                  Cumulative net operating loss                $ (133,824)

                  Less: Change in valuation allowance             133,824
                                                              -----------

                           Net refundable amount              $         0
                                                              ===========


         The cumulative tax effect at the minimum tax rate of 34% of significant items comprising the Company's net deferred tax amounts are as follows:


                  Deferred tax asset attributable to:

                  Net operating loss carryover                 $   45,500

                  Less: Valuation allowance                       (45,500)

                           Net deferred tax asset              $        0
                                                               ==========

         The realization of deferred tax benefits is contingent upon future earnings.


NOTE 6 - DUE TO SHAREHOLDER - RELATED PARTY TRANSACTIONS

         The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital. The advances are unsecured and are to be paid back as the Company has available funds to do so. No interest rate or payback schedule has been established. There has been no interest paid on these advances.

NOTE 7 - COMMITMENTS AND CONTINGENCIES-LEASES

         The Organization leases an office and operational facilities on a month to month basis. Rent expense was $9,450 and $9,450 for the nine months ended September 30, 2007 and 2006.


NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN

         Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2007 totaling $133,824 and had negative working capital of $144,987. Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations. Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding. There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements. To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.. If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

         Management believes that the efforts it has made to promote its site will continue for the foreseeable future. These conditions raise substantial doubt about Kingdom Koncrete, Inc.'s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Kingdom Koncrete, Inc. be unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

General


Kingdom Koncrete, Inc. specialize in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing. Kingdom Concrete serves contractors and homeowners in the Lake Ray Hubbard of Rockwall Texas area with transit-mix trailers for small-pour concrete jobs. This process saves time, money and labor on a homeowners or small business' ready-mix cement project. Large concrete companies generally don't like small jobs as they are inherently unprofitable due to the small amount of concrete delivered. In addition, large concrete companies add a delivery fee for less than a full load and additional fees if the load cannot be unloaded immediately. Hand-mixing seems less expensive until all the costs are added up. Sufficient ready-mix sacks for one yard of concrete costs more than $110. Hand mixing is also back-breaking labor that results in an uneven distribution of moisture and aggregate.

We sell concrete on small, manageable, mobile mixing trailers to help complete a smaller project. The result is less cost and a better product. One trailer can mix from 1/4 to 1 1/4 yards for patios, sidewalks, slabs, fence posts or other concrete work. We sell to companies, municipalities, subcontractors and homeowners. Our transit-mix trailers are a completely different concept. In the past, with other types of pre-mixed concrete, the mix would settle out and begin to set as it was being delivered to the job site, giving a limited range and an inferior product that was difficult to work with. Our trailers mix on the way to the job, just like the "big" trucks. The concrete arrives ready for the job.

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically. Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need. Pricing is structured on a residential, contractor, and multiple load basis. As of September 30, 2007, our general pricing structure was as follows:

 =============================================================================
           1/4 yard      1/2 yard       3/4 yard      1 yard      1 1/4 yard
 =============================================================================
   4 bag           $73           $86            $99         $112          $125
 =============================================================================
   5 bag           $75           $89           $103         $118          $132
 =============================================================================
   6 bag           $76           $92           $107         $123          $139
 =============================================================================
'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix. The higher the bag count, the higher the PSI (strength) of the concrete. We provide flexibility in that a customer can order the appropriate mix for the project, for example:

         o    4 bag mix: Fence posts

         o    5 bag mix: Sidewalks, slabs, or footers

         o    6 bag mix: Driveways

As of September 30, 2007, we had 4 portable ready-mixed concrete trailers and one batch plant. Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

INDUSTRY OVERVIEW
General
Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations, which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain only a few days' inventory of raw materials and must coordinate their daily materials purchases with the time-sensitive delivery requirements of their customers.

The quality of ready-mixed concrete is time-sensitive, as it becomes difficult to place within 90 minutes after mixing. Many ready-mixed concrete specifications do not allow for its placement beyond that time. Consequently, the market for a permanently installed ready-mixed concrete plant generally is limited to an area within a 25-mile radius of its location. Concrete manufacturers produce ready-mixed concrete in batches at their plants and use mixer and other trucks to distribute and place it at the job sites of their customers. These manufacturers generally do not provide paving or other finishing services, which construction contractors or subcontractors typically perform.

Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.

Four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2005:
Residential construction                                     34 %
Commercial and industrial construction                       19 %
Street and highway construction and paving                   18 %
Other public works and infrastructure construction           29 %

Historically, barriers to the start-up of a new ready-mixed concrete manufacturing operation were low. During the past several years, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment that start-up operations entail, have raised the barriers to entry for those operations.

OUR BUSINESS STRATEGY
Our objectives are to become the leading provider of ready-mixed concrete in our primary market and to further expand the geographic scope of our business and, on a select basis, to integrate our operations vertically through acquisitions of aggregates supply sources that support our ready-mixed concrete operations. We plan to achieve this objective by continuing to implement our business strategy, which includes the primary elements we discuss below.

PURSUING DISCIPLINED GROWTH THROUGH ACQUISITIONS
The U.S. ready-mixed concrete industry, with over 2,300 small, independent producers, is a fragmented but increasingly consolidating industry. We believe these industry characteristics present growth opportunities for a company with a focused acquisition program and access to capital.

Our acquisition program targets opportunities for expanding in our existing markets and entering new geographic markets in the U.S. We are in the process of identifying acquisitions that we believe represent attractive opportunities to strengthen local management, implement cost-saving initiatives, achieve market-leading positions and establish best practices. We cannot provide any assurance, however, as to the impact of any future acquisition we may complete on our future earnings per share.

IMPROVING MARKETING AND SALES INITIATIVES
Our marketing strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place building material costs than on the price per cubic yard of the ready-mixed concrete they purchase. We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:
      o     materials, through procurement and optimized mix designs;

      o purchases of mixer trailers and other equipment, supplies, spare parts and tools;

      o     vehicle and equipment maintenance; and

      o     insurance and other risk management programs.

OPERATIONS
Our ready-mixed concrete plant consists of a fixed facility that produces ready-mixed concrete in primarily wet batches. Our fixed-plant facilities produce ready-mixed concrete that is transported to a job sites by our mixer trailers

Our wet batch plant serves a local market that we expect will have consistently high demand as opposed to dry batch plants that will serve markets that we expect will have a less consistent demand. A wet batch plant generally has a higher initial cost and daily operating expense but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant. The batch operator in a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which the operator loads the already mixed concrete into the mixer trailer which leaves for the job site promptly after loading.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:
      o     the expected production demand for the plant;

      o     the expected types of projects the plant will service; and

      o     the desired location of the plant.

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000. As of September 1, 2006, we operated a fleet of 4 mixer trailers, which had an average age of approximately 3 years.

CEMENT AND OTHER RAW MATERIALS
We obtain most of the materials necessary to manufacture ready-mixed concrete on a daily basis. These materials include cement, which is a manufactured product, stone, gravel and sand. Our batch plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement cost. We purchase each of these materials from several suppliers. We are not dependent on any one supplier. We have not entered into any supply agreements with any of our suppliers.

MARKETING AND SALES
General contractors typically select their suppliers of ready-mixed concrete. We believe the purchasing decision for many jobs ultimately is relationship-based. Our marketing efforts target general contractors, developers, and homebuilders whose focus is on price, flexibility, and convenience.

CUSTOMERS
We  rely  heavily  on  repeat  customers.  Our  management  is  responsible  for developing and maintaining successful long-term relationships with key customers. We are not dependent on any one customer. Rather, we have built up a customer base which we market to, and these have developed into steady repeat customers.

COMPETITION
The ready-mixed concrete industry is highly competitive. Our competitive position in our market depends largely on the location and operating costs of our ready-mixed concrete plant and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service along with price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates. Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage. Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources also may have competitive advantages over us. See "Risk Factors - We may lose business to competitors who underbid us and we may be otherwise unable to compete favorably in our highly competitive industry."

EMPLOYEES
We currently employ one employee, the President.

GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS
A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:
      o     land usage;

      o     street and highway usage;

      o     Air quality; and

      o     health, safety and environmental matters.

In many instances, we are required to have various certificates, permits or licenses to conduct our business. Our failure to maintain these required authorizations or to comply with applicable laws or other governmental requirements could result in substantial fines or possible revocation of our authority to conduct some of our operations. Delays in obtaining approvals for the transfer or grant of authorizations, or failures to obtain new authorizations, could impede acquisition efforts.

Environmental laws that impact our operations include those relating to air quality, solid waste management and water quality. These laws are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties and criminal prosecution. Some environmental laws provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, businesses may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws also may expose us to liability for the conduct of or conditions caused by others, or for acts that complied with all applicable laws when performed.

We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. Our capital expenditures relating to environmental matters were not material in 2007. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

INSURANCE:
We are only  required  to insure the  trailers  against  liability  and  damage.
Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of September 30, 2007.

FUTURE PRODUCTS AND SERVICES:
The Company plans to increase the size of its trailer fleet as well as build additional batch plants in strategic locations. No additional services outside of the offering of ready mixed concrete are contemplated at this time.


RESULTS FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2007

Our fiscal quarter ended on September 30, 2007. Any reference to the end of the fiscal quarter refers to the end of the third fiscal quarter for the period discussed herein.

REVENUE. Revenue for the three months ended September 30, 2007, was $26,087 compared to $20,997 for the period ended September 30, 2006. Revenue for the nine months ended September 30, 2007 was $76,694 compared to $67,548 for the nine months ended September 30, 2006. The increase in revenue for both periods is attributed to the impact of marketing and word of mouth references.

EXPENSES. Total expenses for the three months ended September 30, 2007, were $9,285 compared to expenses for the period ended September 30, 2006 of $6,204. Expenses increased versus 2006 as in 2006 we had a sales tax credit of $2,223. Total expenses for the nine months ended September 30, 2007 were $31,309 compared to the nine months ended September 30, 2006 of $18,152. The increase is attributed to professional fees of $8,500 related to the initial audits and SB-1 filings and $800 of repairs to the portable mixers. The above expenses do not include depreciation which was $20,080 and $17,443 for the nine months ended September 30, 2007 and 2006, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2007 was $5,602 compared to the period ended September 30, 2006 of $2,543. The increase in sales and margin was more than off-set by the increase in cost. The net loss for the nine months ended September 30, 2007 was $17,270 compared to the nine months ended September 30, 2007 of $3,744. Again, the increase in sales was more than off-set by the increase in cost.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective on July 27, 2007 and Kingdom will raise funds under that registration statement at $0.50 per share. As of September 30, 2007, no funds have been raised. Subsequent to September 30, 2007, Kingdom has raised $87,000 by selling 174,000 shares.

Employees
At September 30, 2007, the Company had one employee.


ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company's management. Based upon their evaluation, the Certifying Officers concluded that the Company's disclosure controls and procedures were effective.

The Company's internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with the authorization of the Company's Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on its financial statements. There has been no change in the Company's internal control over financial reporting that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to affect, the Company's internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.


Item No. 6 - Exhibits and Reports on Form 8-K

(a) Report on Form 8-A12G was filed on September 22, 2006 to register our securities under Section 12(g) of the Act. No reports on Form 8-K were filed during the three months ended September 30, 2006.

(b)   Exhibits

Exhibit Number                      Name of Exhibit

31.1 Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kingdom Knocrete, Inc.

By /s/ Edward Stevens
------------------------------
Edward Stevens, President, CFO

Date: Novemebr 15, 2007