Form 10-K
period 2007-12-31
KINGDOM KONCRETE, INC.
filed 2008-04-11
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
                         1934 ACT REPORTING REQUIREMENTS

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

                   For the Fiscal Year Ended December 31, 2007

                             KINGDOM KONCRETE, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                      333-138194                  20-4672080
(State or other jurisdiction   (Commission File Number)     (IRS Employer
 of incorporation)                                           Identification No.)

                  4232 E. Interstate 30, Rockwall, Texas 75087
               (Address of principal executive offices (zip code))

                                  972-771-4205
              (Registrant's telephone number, including area code)


                                (Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90days Yes [X] No [ ].


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

         Large Accelerated Filer [  ].         Accelerated Filer    [  ].

         Non-Accelerated Filer [  ].           Smaller Reporting Company [X]



Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007: $ -0-

Shares of common stock outstanding at December 31, 2007:    5,199,500

PART I.


FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project" and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management's beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings "Risk Factors" and "Management Discussion and Analysis and Plan of Operation."

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1.  DESCRIPTION OF BUSINESS

Kingdom Koncrete, Inc. is a Nevada corporation which was incorporated in 2006 and immediately purchased 100% of the outstanding stock of Kingdom Conctete, Inc., a Texas corporation which was formed on July 18, 2003. The transaction was accounted for as a reverse merger.. In this filing, we refer to Kingdom Koncrete, Inc. as "we," "us", "the Company" or "Kingdom" unless we specifically state otherwise or the context indicates otherwise. We specialize in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing. The funds from this offering will allow us to invest in the growth of our company through equipment purchases and advertising as well as possible strategic expansion and acquisition.


Kingdom Concrete serves contractors and homeowners with transit-mix trailers for small-pour concrete jobs. This process saves time, money and labor on a homeowners or small business' ready-mix cement project.


Kingdom Koncrete, Inc. specializes in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing. Kingdom Concrete serves contractors and homeowners in NorthTexas with transit-mix trailers for small-pour concrete jobs. This process saves time, money and labor on a homeowners or small business' ready-mix cement project. Large concrete companies generally don't like small jobs as they are inherently unprofitable due to the small amount of concrete delivered. In addition, large concrete companies add a delivery fee for less than a full load and additional fees if the load cannot be unloaded immediately. Hand-mixing seems less expensive until all the costs are added up. Sufficient ready-mix sacks for one yard of concrete costs more than $110. Hand mixing is also back-breaking labor that results in an uneven distribution of moisture and aggregate.


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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically. Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need. Pricing is structured on a residential, contractor, and multiple load basis. As of September 30, 2007, our general pricing structure was as follows:

  ============================================================================
             1/4 yard      1/2 yard       3/4 yard      1 yard     1 1/4 yard
  ============================================================================
    4 bag          $73           $86            $99         $112          $125
  ============================================================================
    5 bag          $75           $89           $103         $118          $132
  ============================================================================
    6 bag          $76           $92           $107         $123          $139
  ============================================================================

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix. The higher the bag count, the higher the PSI (strength) of the concrete. We provide flexibility in that a customer can order the appropriate mix for the project, for example:

     o    4 bag mix: Fence posts

     o    5 bag mix: Sidewalks, slabs, or footers

     o    6 bag mix: Driveways

As of December 31, 2007, we had 4 portable ready-mixed concrete trailers and one batch plant. Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.


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

      o     the expected types of projects the plant will service; and

      o     the desired location of the plant.


Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000. As of December 31, 2007 we operate a fleet of 4 mixer trailers, which had an average age of approximately 4 years.


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

INSURANCE:

We are only  required  to insure the  trailers  against  liability  and  damage.
Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2007.


FUTURE PRODUCTS AND SERVICES:
The Company plans to increase the size of its trailer fleet as well as build additional batch plants in strategic locations. No additional services outside of the offering of ready mixed concrete are contemplated at this time.


ITEM 2.  DESCRIPTION OF PROPERTY


The Company leases on a month to month basis a 1,250 square foot office warehouse space and a half acre of land at 4232 E. Interstate 30, Rockwall, Texas 75087.



ITEM  3. LEGAL PROCEEDINGS


As of December 31, 2007, the Company is not involved in any legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote to the security holders during 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock is not currently quoted on any electronic quotation medium.

The following table sets forth the quarterly high and low bid prices for the common stock since the quarter ended March 31, 2006. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                              HIGH       LOW
                                              ----       ----
  Quarter ended March 31, 2006                N/A        N/A
  Quarter ended June 30, 2006                 N/A        N/A
  Quarter ended September 30, 2006            N/A        N/A
  Quarter ended December 31, 2006             N/A        N/A
  Quarter ended March 31, 2007                N/A        N/A
  Quarter ended June 30, 2007                 N/A        N/A
  Quarter ended September 30, 2007            N/A        N/A
  Quarter ended December 31, 2007             N/A        N/A


At December 31, 2007, we had approximately 49 record holders of our common stock. This number excludes any estimate by us of the number of beneficial owners of shares held in street name, the accuracy of which cannot be guaranteed.


Dividends
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.


ITEM 6.  SELECTED FINANCIAL DATA


Not required for smaller reporting companies.



ITEM 7.  MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2007

In 2007, we filed a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to expand our business and execute our business plan. The filing became effective in July 2007 which gave us the opportunity to sell up to 1,000,000 shares of common stock at $0.50 per share. As of December 31, 2007, we had raised $99,750 by selling 199,500 shares of common stock under that registration statement.


Revenues for the twelve months ended December 31, 2007 were $107,678 compared to $91,530 for the twelve months ended December 31, 2006.

Cost of sales for the twelve months ended December 31, 2007 were $55,467 compared to $43,280 for the twelve months ended December 31, 2006 making the gross profit percentages 48.49% and 52.71% respectively.

Total operating expenses for the twelve months ended December 31, 2007 were $74,561 compared to $79,812 for the twelve months ended December 31, 2006. Since we started our business in 2006, we had many costs that were non-recurring one-time costs in 2007 which we estimate at $10,000.

We had interest expense of $2,006 and $2,723 in 2007 and 2006, respectively.

Net loss for the twelve months ended December 31, 2007 was $24,005 compared to a loss of $34,051 for the twelve months ended December 31, 2006.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANICAL DISCLOSURES

None.


ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President has concluded that the Company's disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting
-----------------------------------------------------
We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting
-----------------------------------------------------------------------
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by external accountants who may not always get full information and therefore something is not recorded appropriately. Our President does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to the attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.


The Company's management carried out an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The Company's management based its evaluation on criteria set forth in the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2007.



ITEM 9B.  OTHER INFORMATION

In July 2007, the Company filed a Form SB-1 with the U.S. Securities and Exchange Commission which became effective in July 2007 and were approved to raise a minimum of $75,000 and a maximum of $500,000. In November, the Company raised in excess of the minimum amount of $75,000. A Form 8-K was filed on February 14, 2008 to report the raising of these minimum funds.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


As of December 31, 2007, the following person serves as the sole director and officer of the Company.


         Edward Stevens     52     Chief Executive Officer, President, Chief
                                   Financial Officer and Director
                                   Since December 29, 2006


Background of the Director and Executive Officer:

Edward Stevens:

Mr. Stevens graduated from Indiana State University in 1989 with a BS in Electronic Technology. He was a Design Engineer with Grand Transformer, Inc., Plano, Texas from 1989 through 2003 before becoming a Design Engineer with Nova Magnetics, Inc., in Garland, Texas from 2003 to the present where he is still employed on a part time basis. In addition, in 2003 Mr. Stevens started Kingdom Concrete, Inc. which is the subsidiary of Kingdom Koncrete, Inc., being the President of both. Mr. Stevens is at the Kingdom Concrete, Inc. plant six days a week and spends approximately six hours on any given day on Kingdom Concrete, Inc. affairs. He spends approximately two hours a day working on projects for Nova Magnetics, Inc. out of the Kingdom Concrete offices.


ITEM 11. EXECUTIVE COMPENSATION

Our sole officer and director received the following compensation for the years of 2007 and 2006. He has no employment contract with the company.

   Name of Person           Capacity in which he served        Aggregate
Receiving compensation        to receive remuneration         remuneration
----------------------     -----------------------------------------------
Edward Stevens             President, Secretary               2007 - $ -0-
                             and Treasurer                    2006 - $ -0-


As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.  SECUIRTY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS


As of December 31, 2007, the following person is known to the Company to own 10% or more of the Company's Voting Stock:

Title / relationship                                   Number of         As a
to Issuer                         Name of Owner       shares owned     Percent
------------------------------------------------------------------------------

President, Secretary
and Director                      Edward Stevens     4,650,000         89.43%


All officers, directors, and
10% shareholders as a group                          4,650,000         89.43%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, there are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

     o    a director or officer of the issuer;
     o    any principal security holder;
     o    any promoter of the issuer;
     o any relative or spouse, or relative of such spouse, of the above referenced persons.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES


(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $12,500 and in 2006 was $3,360.


(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE


(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about "audit committee financial experts." As of the date of this Annual report, we do not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors. Additionally, we do not have a member of our Board of Directors that qualifies as an "audit committee financial expert." For that reason, we do not have an audit committee financial expert.


(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.  EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report: Included in Part II, Item 7 of this report:


         Report of Independent Registered Public Accounting FIrm

         Consolidated Balance Sheet as of December 31, 2007

         Consolidated Statements of Operations For the Years Ended December 31, 2007 and 2006

         Consolidated Statements of Stockholders Equity For the Years Ended December 31, 2007 and 2006

         Consolidated Statements of Cash Flows For the Years Ended December 31, 2007 and 2006

         Notes to the Consolidated Financial Statements

(b) The Company did not file any Form 8-K's during 2007.

(c)      Exhibits

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.


KINGDOM KONCRETE, INC.


By: /s/  Edward Stevens
    -------------------
         Edward Stevens
         Chief Executive Officer & Chief Financial Officer

Dated: March 31, 2008

                             KINGDOM KONCRETE, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                             KINGDOM KONCRETE, INC.
                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


                                                                        PAGE (S)

BASIC FINANCIAL STATEMENTS

         Report of Independent Registered Public Accounting Firm             1

         Consolidated Balance Sheet as of December 31, 2007                  2

         Consolidated Statements of Operations For the Years Ended           3
         December 31, 2007 and 2006

         Consolidated Statements of Cash Flows For the Years Ended
         December 31, 2007 and 2006                                          5

         Consolidated Statements of Changes in Stockholders' Equity
         For the Years Ended December 31, 2007 and 2006                      4

         Notes to the Consolidated Financial Statements                    6-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Kingdom Koncrete, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheet of Kingdom Koncrete, Inc. as of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to examine management's assertion about the effectiveness of Kingdom Koncrete, Inc.'s. internal control over financial reporting as of December 31, 2007, and, accordingly, we do not express on opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  The Hall Group, CPAs
-------------------------
The Hall Group, CPAs
Dallas, Texas

March 21, 2008

                             KINGDOM KONCRETE, INC.
                           Consolidated Balance Sheet
                                December 31, 2007

  ASSETS
Current Assets
     Cash and Cash Equivalents                                        $  82,099
     Inventory                                                              896
                                                                      ---------
          Total Current Assets                                           82,995

Fixed Assets
     Equipment                                                          141,406
     Leasehold Improvements                                               7,245
     Office Equipment                                                       675
     Less: Accumulated Depreciation                                    (103,692)
                                                                      ---------
          Total Fixed Assets                                             45,634
                                                                      ---------

               TOTAL ASSETS                                           $ 128,629
                                                                      =========


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts Payable                                                 $   8,322
     Accrued Expenses                                                     1,640
     Advances from Shareholder                                          111,556
     Current Portion of Long Term Note Payable                           12,600
                                                                      ---------
          Total Current Liabilities                                     134,118

Long Term Liabilities
     Notes Payable                                                       23,366
     Less: Current Portion                                              (12,600)
                                                                      ---------
          Total Long Term Liabilities                                    10,766
                                                                      ---------

          Total Liabilities                                             144,884

Stockholders' Equity
     Common Shares, $.001 par value, 50,000,000 shares authorized,
          5,199,500 shares issued and outstanding                         5,199
     Additional Paid-In Capital                                         119,105
     Retained Earnings (Deficit)                                       (140,559)
                                                                      ---------
          Total Stockholders' Equity (Deficit)                          (16,255)
                                                                      ---------

               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 128,629
                                                                      =========


   The accompanying notes are an integral part of these financial statements.

                             KINGDOM KONCRETE, INC.
                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2007 and 2006

                                                         2007           2006
                                                     -----------    -----------

REVENUES                                             $   107,678    $    91,530
COST OF SALES                                             55,467         43,280
                                                     -----------    -----------
      GROSS PROFIT                                        52,211         48,250

OPERATING EXPENSES
           Advertising                                     2,339          2,529
           Bank Charges and Credit Card Fees               2,567          1,421
           Contract Services                                 135          3,500
           Depreciation                                   24,700         33,668
           Insurance                                       3,541          3,953
           Marketing                                       2,000              0
           Office Expenses                                 1,768          1,447
           Professional Fees                              13,164         13,990
           Rent                                           12,600         12,600
           Repairs and Maintenance                         3,954          1,819
           Taxes                                           6,784          3,554
           Telephone                                       1,009          1,331
                                                     -----------    -----------
               TOTAL OPERATING EXPENSES                   74,561         79,812
                                                     -----------    -----------

NET OPERATING (LOSS)                                     (22,350)       (31,562)

OTHER INCOME (EXPENSE)
      Gain on Sale of Assets                                   0            234
      Interest Income                                        351              0
      Interest Expense                                    (2,006)        (2,723)
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                   (1,655)        (2,489)
                                                     -----------    -----------

NET (LOSS) BEFORE INCOME TAXES                           (24,005)       (34,051)
      Provision for Income Taxes (Expense) Benefit             0              0
                                                     -----------    -----------

NET (LOSS)                                           $   (24,005)   $   (34,051)
      Beginning Retained Earnings (Deficit)             (116,554)       (82,503)
                                                     -----------    -----------

ENDING RETAINED EARNINGS (DEFICIT)                   $  (140,559)   $  (116,554)
                                                     ===========    ===========

EARNINGS PER SHARE

      Weighted Average of Outstanding Shares           5,028,405      5,000,000
                                                     ===========    ===========
      Income (Loss) per Share                        $     (0.00)   $     (0.01)
                                                     ===========    ===========








   The accompanying notes are an integral part of these financial statements.



                              KINGDOM KONCRETE, INC.
                       Consolidated Statements of Cash Flows
                   For the Years Ended December 31, 2007 and 2006

                                                                     2007        2006
                                                                   --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (Loss)                                            $(24,005)   $(34,051)
      Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                              24,700      33,668
           (Increase) in Inventory                                     (896)          0
           Increase (Decrease) in Accounts Payable                  (11,094)     18,227
           Increase in Accrued Expenses                               1,640           0
                                                                   --------    --------
                Net Cash Provided (Used) by Operating Activities     (9,655)     17,844
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of Fixed Assets                                                0      10,758
                                                                   --------    --------
                Net Cash Provided by Investing Activities                 0      10,758
                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on Notes                                             (12,188)    (11,472)
      Payments on Shareholder Advance                                (1,700)    (15,500)
      Proceeds from Sale of Common Stock                             99,750           0
                                                                   --------    --------
                Net Cash Provided (Used) by Financing Activities     85,862     (26,972)
                                                                   --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            76,208       1,630

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                        5,891       4,261
                                                                   --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 82,099    $  5,891
                                                                   ========    ========


SUPPLEMENTAL DISCLOSURES

      Cash Paid During the Year for Interest Expense               $  2,006    $  2,723
                                                                   ========    ========






   The accompanying notes are an integral part of these financial statements.



                             KINGDOM KONCRETE, INC.
            Consolidated Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2007 and 2006


                                                                                              Retained
                                                             Common Stock          Paid-In    Earnings
                                                         Shares        Amount      Capital    (Deficit)    Totals
                                                       ------------  ---------   ---------   ----------  -----------

Stockholders' Equity (Deficit) at January 1, 2006        5,000,000   $  5,000    $ 19,554    $ (82,503)  $  (57,949)

     Net (Loss)                                                                                (34,051)     (34,051)
                                                       ------------  ---------   ---------   ----------  -----------

Stockholders' Equity (Deficit) at December 31, 2006      5,000,000   $  5,000    $ 19,554    $ 116,554)  $  (92,000)
                                                       ============  =========   =========   ==========  ===========

     Issuance of Common Stock for Cash                     199,500        199      99,551                    99,750

     Net (Loss)                                                                                (24,005)     (24,005)
                                                       ------------  ---------   ---------   ----------  -----------

Stockholders' Equity (Deficit) at December 31, 2007      5,199,500   $  5,199    $119,105    $(140,559)  $  (16,255)
                                                       ============  =========   =========   ==========  ===========



The above schedule reflects the conversion from an LLC to a Corporation, which was effective on March 28, 2006, as if it had been originally formed as a corporation in August 2002.












   The accompanying notes are an integral part of these financial statements.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007



NOTE 1 - NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------

         Nature of Activities, History and Organization:
         -----------------------------------------------

         Kingdom Koncrete, Inc. (The "Company") operates a `carry and go' concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

         Kingdom Koncrete Inc. is the parent company of Kingdom Concrete, Inc. ("Kingdom Texas"), a company incorporated under the laws of the State of Texas. Kingdom Texas was established in 2003 and for the past three years has been operating a single facility in Texas.

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

         Significant Accounting Policies:
         --------------------------------

         The Company's management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenue and expense. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - (CONTINUED)
-------------------

         The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid;
         2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                  Basis of Presentation:
                  ----------------------

                  The Company prepares its financial statements on the accrual basis of accounting. All intercompany balance and transactions are eliminated. Investments in subsidiaries are reported using the equity method.

                  Reclassification:
                  -----------------

                  Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation. These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

                  Use of Estimates:
                  -----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  Recently Issued Accounting Pronouncements:
                  ------------------------------------------

                  The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow. See Note 10 for a discussion of new accounting pronouncements.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - (CONTINUED)
-------------------

                  Cash and Cash Equivalents:
                  --------------------------

                  Cash and cash equivalents includes cash in banks with original maturities of three months or less are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

                  Inventory:
                  ----------

                  Inventory is comprised of gravel, the primary raw material used to make concrete. The Company uses the weighted average method for inventory tracking and valuation and calculates inventory at each month end. Inventory is stated at the lower of cost or market value.

                  Revenue Recognition:
                  --------------------

                  The Company's revenue consists of the following:

                  Rental and product sales: Revenue is recognized at the point of sale. The price includes concrete and hourly rental of the mixer. Customers pay in cash, or by check or credit card before leaving the premises as Kingdom Concrete has completed its service by filling and making the mixer ready for use.

                  Late fees: Late fees are charged when a mixing trailer is returned late. At this time the fee, as agreed in the sales order, is assessed against the credit card or the customer pays in cash.

                  Cleaning fees: Cleaning fees are charged when a mixing trailer is returned and it was not cleaned. At this time cleaning fees, as agreed in the sales order, are assessed against the credit card or the customer pays in cash.

                  Revenue is recorded net of any sales taxes charged to customers.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 1 - (CONTINUED)
-------------------

                  The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

                    o    Persuasive evidence of an arrangement exists;
                    o Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
                    o    The price is fixed and determinable; and
                    o    Collectibility is reasonably assured.

                  Cost of Goods Sold:
                  -------------------

                  Cost of Goods Sold consists primarily of gravel, which is used to make concrete. Due to large space requirements, the Company orders gravel approximately every four to six weeks and expenses all purchases when made. At each month end, the Company approximates the amount of gravel remaining and capitalizes it as inventory based upon the weighted average method.

                  Income Taxes:
                  -------------

                  The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

                  Advertising:
                  ------------

                  Advertising costs are expensed as incurred. These expenses were $2,339 and $2,529 for the years ended December 31, 2007 and 2006, respectively.

                  Property and Equipment:
                  -----------------------

                  Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 1 - (CONTINUED)
-------------------

                  Earnings per Share:
                  -------------------

                  Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company has no potentially dilutive securities, fully diluted earnings per share is identical to earnings per share (basic).


NOTE 2 - FIXED ASSETS

         Fixed assets at December 31, 2007 are comprised of the following:

                  Equipment                                      $  141,406
                  Leasehold Improvements                              7,245
                  Office Equipment                                      675
                  Less:  Accumulated Depreciation                  (103,692)
                                                                -----------

                           Total Fixed Assets                   $    45,634
                                                                ===========

         Depreciation expense was $24,700 and $33,668 for the years ended December 31, 2007 and 2006, respectively.


NOTE 3 - ADVANCE FROM SHAREHOLDER

         The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital. The advances are unsecured and are to be paid back as the Company has available funds to do so. No interest rate or payback schedule has been established. There has been no interest paid on these advances. As there is no defined payback period, no interest has been imputed.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 4 - NOTES PAYABLE
----------------------

         The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%. The monthly payment is $1,183 including principal and interest for 72 months, due August 12, 2009. The remaining balance at December 31, 2007 is $23,366, of which $12,600 is considered current.

         Interest expense was $2,006 and $2,723 for the years ended December 31, 2007 and 2006, respectively.


NOTE 5 - COMMON STOCK
---------------------

         The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.

         The Company issued 199,500 shares during 2007 at a price of $.50 per share. At December 31, 2007 there were 5,199,500 shares outstanding.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 6 - INCOME TAXES
---------------------

         The Company follows FASB Statement Number 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes. In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes. The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of December 31, 2007 and 2006 are as follows:

                                                         12/31/07      12/31/06
                                                       -----------    ----------
         Deferred tax assets attributable to:
           Prior years                                 $ 39,628       $  31,115
           Tax benefit (liability) for current year      (8,353)          8,513
                                                       ----------     ----------

                  Total Deferred Tax Benefit           $ 31,275       $  39,628

                  Valuation Allowance                  $(31,275)      $ (39,628)
                                                       ---------      ----------

                           Net Deferred Tax Benefit    $      0       $       0
                                                       =========      ==========

         Components of the current provision (benefit) for taxes on income for the current year are as follows:
                                                         12/31/07     12/31/06

         Income tax before extraordinary item:
           Tax (benefit) liability on
               current year operations                 $  8,353       $ (19,002)
         Valuation Reserve                             $ (8,353)      $  19,002
                                                       --------       ----------

               Net provision (benefit)                 $      0       $       0
                                                       =========      ==========

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2007.

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

         The Company leases an office and operational facilities on a month to month basis. Rent expense was $12,600 and $12,600 for the years ended December 31, 2007 and 2006.


NOTE 8 - FINANCIAL CONDITION AND GOING CONCERN
----------------------------------------------

         Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2007 totaling $140,559 and had negative working capital of $51,123. Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations. Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding. There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements. To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc. If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

         In June 2003, the Securities and Exchange Commission ("SEC") adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with the Company's Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management's assessment of the effectiveness of the Company's internal control over financial reporting as of year-end and of the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting. Furthermore in the following year the Company's independent accounting firm has to issue an attestation report separately on the Company's internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

         In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year-end 2007, but is not expected to have a material impact on our consolidated financial statements, with the possible exception of certain disclosures relative to our net operating loss carryovers and the related valuation allowance.

         In 2006, the Financial Accounting Standards Board issued the following:

               -  SFAS  No.  155:   Accounting  for  Certain  Hybrid   Financial
                  Instruments

               - SFAS No. 156: Accounting for Servicing of Financial Assets

               - SFAS No. 157: Fair Value Measurements

               - SFAS No. 158: Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

                             KINGDOM KONCRETE, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

NOTE 9 - (CONTINUED)
-------------------

         In 2007, the Financial Accounting Standards Board issued the following:

               - SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities; Including an amendment of FASB Statement No. 115

               - SFAS No. 141: (Revised 2007), Business Combinations

               - SFAS No. 160: Noncontrolling Interest in Consolidated Financial Statements

         Management has reviewed these new standards and believes that they have no impact on the financial statements of the Company.