Form 10-Q
period 2008-03-31
KINGDOM KONCRETE, INC.
filed 2008-05-19
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[    ]  TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

KINGDOM KONCRETE, INC.

(Exact name of small business issuer as specified in its charter)

             Nevada                                                                                         20-5587756

(State or other jurisdiction of incorporation or organization)                            (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [    ].

Accelerated Filer    [    ].

Non-Accelerated Filer [    ].

Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of March 31, 2008, there were 5,409,800 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

                          PART I FINANCIAL STATEMENTS

Item 1     Financial Statements                                              3

Item 2     Management's Discussion and Analysis or Plan of Operation        14

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                22

Item 2     Changes in Securities                                            22

Item 3     Default upon Senior Securities                                   22

Item 4     Submission of Matters to a Vote of Security Holders              22

Item 5     Other Information                                                22

Item 6     Exhibits and Reports on Form 8-K                                 22

KINGDOM KONCRETE, INC.

 CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and December 31, 2007

(Unaudited)

ASSETS	March 31, 2008	December 31, 2007

Current assets
Cash	$ 148,842	$ 82,099
Inventory	850	896
Other current assets	9,499	0
Total current assets	159,191	82,995

Fixed assets
Equipment	156,406	141,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated depreciation and amortization	(108,838)	(103,692)
Total fixed assets	55,488	45,634
TOTAL ASSETS	$ 214,679	$ 128,629

LIABILITIES AND STOCKHOLDERS’EQUITY

Current liabilities
Accounts payable	$ 18,209	$ 8,322
Accrued expenses Due to shareholder	3,058 110,156	1,640 111,556
Current portion of Long-Term debt	12,600	12,600
Total current liabilities	144,023	134,118

Long term liabilities
Notes payable	20,188	23,366
Less: Current portion	(12,600)	(12,600)
Total long term liabilities	7,588	10,766
Total liabilities	151,611	144,884

Stockholders’ Equity/(Deficit):
Common stock, $.001 par value, 50,000,000 shares authorized, 5,410,200 and 5,199,500 shares issued and outstanding	5,140	5,199
Additional paid in capital	224,044	119,105
Accumulated deficit	(166,386)	(140,559)
Total Stockholders’ Equity/(Deficit)	63,068	(16,255)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 214,679	$ 128,629

See Accompanying Notes to Financial Statements

KINGDOM KONCRETE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,
	2008	2007

Revenue	$ 35,201	$ 22,598

Cost of sales	20,879	13,617
Gross Profit	14,322	8,981

Operating expenses: Depreciation and amortization	5,146	6,693
General and administrative:
Insurance	1,639	1,227
Marketing & advertising	1,379	602
Professional fees	22,967	2,566
Rent	3,150	3,150
Repairs & maintenance	2,400	424
Taxes	1,834	1,639
Office and other expenses	1,994	708
Total operating expenses	40,509	17,009
(Loss) from operations	(26,187)	(8,028)

Other income(expense):
Interest expense	(371)	(570)
Interest income	731	0
Total other expenses	(360)	(570)

Net(loss)	$ (25,827)	$ (8,598)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,367,207	5,000,000

See Accompanying Notes to Financial Statements

KINGDOM KNOCRETE, INC., INC.
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
March 31, 2008
(Unaudited)

	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings (Deficit)	Totals

Stockholders' Equity/(Deficit) at Dec 31, 2006	5,000,000	$5,000	$19,554	$(116,554)	$(92,000)
Issuance of Common Stock for Cash	199,500	199	99,551		99,750
Net (Loss)	0	0	0	(24,005)	(24,005)

Ending Stockholders' Equity/(Deficit) at Dec 31, 2007	5,199,500	$5,199	$119,105	$(140,559)	$(16,255)

Issuance of Common Stock for Cash	188,700	189	93,961		94,150
Issurance of Common Stock for Services	22,000	22	10,978		11,000
Net (Loss)				(25,827)	(25,827)

Ending Stockholders' Equity/(Deficit) at March 31, 2008	5,410,200	$5,410	$224,044	(166,386)	$63,068

See Accompanying Notes to Financial Statements

KINGDOM KNCRETE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (25,827)	$ (8,598)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	5,146	6,693
Issuance of Common Stock for Services Change in assets and liabilities:	11,000	0
Decrease in Inventory	46	0
(Increase) in Other Assets	(9,499)	0
Increase in Accounts Payable Increase in Accrued Expenses	9,887 1,418	2,680 0
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(7,829)	775

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(15,000)	0

CASH FLOWS USED IN INVESTING ACTIVITIES	(15,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes Proceeds from Sale of Stock	(3,178) 94,150	(2,978)
(Payments) additions on shareholder loan	(1,400)	500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	89,572	(2,478)

NET INCREASE (Decrease) IN CASH	66,743	(1,703)

Cash, beginning of period	82,099	5,891
Cash, end of period	$ 148,842	$ 4,188

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 371	$ 570
Income taxes paid	$ 0	$ 0
Issuance of common stock for services	$ 11,000	$ 0

See Accompany Notes to Financial Statements

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Kingdom Koncrete, Inc. (The “Company”) operates a ‘carry and go’ concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

Kingdom Koncrete Inc. is the parent company of Kingdom Concrete, Inc. (“Kingdom Texas”), a company incorporated under the laws of the State of Texas. Kingdom Texas was established in 2003 and for the past three years has been operating a single plant in Texas.

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

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense. It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective periods  being presented.

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2008 and 2007 have been made.

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

Recently Issued Accounting Pronouncements:

The Company  does not expect  the  adoption  of  recently  issued  accounting pronouncements  to have a significant  impact on the Company’s  results of  operations, financial position or cash flow.  See Note 10 for a discussion of new accounting pronouncements.

Cash and Cash Equivalents:

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

Revenue Recognition:

The Company’s revenue consists of the following:

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

Revenue is recorded net any of sales taxes charged to customers.

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:

•

Persuasive evidence of an arrangement exists;

•

Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;

•

The price is fixed and determinable; and

•

Collectibility is reasonably assured.

Cost of Goods Sold:

Cost of Goods Sold consists primarily of gravel, which is used to make concrete.   Due to large space requirements, the Company orders gravel approximately every four to six weeks and expenses all purchases when made.   At each month end, the Company approximates the amount of gravel remaining and includes it as inventory based upon the weighted average method.

Income Taxes:

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Advertising costs are expensed as incurred.  These expenses were $1,379 and $602 for the three months ended March 31, 2008 and 2007, respectively.

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

NOTE 2 – FIXED ASSETS

Fixed assets at Mach 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007

Equipment	$156,406	$141,406
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(108,838)	(103,692)

Total Fixed Assets	$55,488	$45,634

Depreciation expense for the three months period ended March 31,2008 and 2007 was $5,146 and $6,693 respectively.

NOTE 3 – NOTES PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 71 months, due August 12, 2009.  Balances at March 31, 2008 are as follows:

  Balance

   Current

     Long-

Remaining

   Portion

     Term

SBA Loan

$  20,188

  $  12,600

  $  7,588

Interest expense was $371 and $570 for the three month periods ended March 31, 2008 and 2007 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights

The Company issued 199,500 shares during 2007 at a price of $.50 per share and also issued 188,700 shares during the first quarter of 2008 at a price of $.50 per share.  During the first quarter of 2008, the Company issued 22,000 shares for payment of $11,000 of professional fees.  As of March 31, 2008, the Company has issued a total of 388,200 shares at a price of $.50 per share totaling $194,100.  At March 31, 2008 there were 5,410,200 shares of common stock outstanding.

NOTE 5 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of  March 31, 2008 are as follows:

03/31/08

Deferred tax assets attributable to:
Prior years	$35,140
Tax benefit (liability) for current year	6,457

Total Deferred Tax Benefit	$41,597

Valuation Allowance	$(41,597)

Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

Income tax before extraordinary item:
Tax (benefit) liability on
Current year operations	$6,457
Valuation Reserve	$(6,457)

Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2008.

NOTE 6 – DUE TO SHAREHOLDER – RELATED PARTY TRANSACTIONS

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,150 and $3,150 for the three months ended March 31, 2008 and 2007.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through March 31, 2008 totaling $166,386 and had working capital of $14,318.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc..  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

Management believes that the efforts it has made to promote its business will continue for the foreseeable future.  These conditions raise substantial doubt about Kingdom Koncrete, Inc.'s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Kingdom Koncrete, Inc. be unable to continue as a going concern.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. Management is currently evaluating the effect of this pronouncement on financial statements.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company’s actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company’s filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

General

Kingdom Koncrete, Inc. specialize in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing.  Kingdom Concrete serves contractors and homeowners in the North Texas area with transit-mix trailers for small-pour concrete jobs.  This process saves time, money and labor on a homeowners or small business’ ready-mix cement project.  Large concrete companies generally don’t like small jobs as they are inherently unprofitable due to the small amount of concrete delivered. In addition, large concrete companies add a delivery fee for less than a full load and additional fees if the load cannot be unloaded immediately.  Hand-mixing seems less expensive until all the costs are added up. Sufficient ready-mix sacks for one yard of concrete costs more than $110.  Hand mixing is also back-breaking labor that results in an uneven distribution of moisture and aggregate.

We sell concrete on small, manageable, mobile mixing trailers to help complete a smaller project.  The result is less cost and a better product.  One trailer can mix from ¼ to 1¼ yards for patios, sidewalks, slabs, fence posts or other concrete work.  We sell to companies, municipalities, subcontractors and homeowners.  Our transit-mix trailers are a completely different concept.  In the past, with other types of pre-mixed concrete, the mix would settle out and begin to set as it was being delivered to the job site, giving a limited range and an inferior product that was difficult to work with.  Our trailers mix on the way to the job, just like the “big” trucks.  The concrete arrives ready for the job.

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of September 30, 2007, our general pricing structure was as follows:

	1/4 yard	1/2 yard	3/4 yard	1 yard	1 1/4 yard
4 bag	$73	$86	$99	$112	$125
5 bag	$75	$89	$103	$118	$132
6 bag	$76	$92	$107	$123	$139

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

*

4 bag mix: Fence posts

*

5 bag mix: Sidewalks, slabs, or footers

*

6 bag mix: Driveways

As of March 31, 2008, we had 5 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall, Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

Industry Overview

General

Ready-mixed concrete is a highly versatile construction material that results from combining coarse and fine aggregates, such as gravel, crushed stone and sand, with water, various admixtures and cement. Ready-mixed concrete can be manufactured in thousands of variations, which in each instance may reflect a specific design use. Manufacturers of ready-mixed concrete generally maintain only a few days’ inventory of raw materials and must coordinate their daily materials purchases with the time-sensitive delivery requirements of their customers.

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

Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.  Based on industry information available from the National Ready-Mixed Concrete Association (NRMCA) website at www.nrmca.org, there are, in addition to vertically integrated manufacturers of cements and aggregates, over 2,300 independent ready-mixed concrete producers currently operate approximately 6,000 plants in the United States. Larger markets generally have numerous producers competing for business on the basis of price, timing of delivery and reputation for quality and service.

Four major segments of the construction industry accounted for the following approximate percentages of the total volume of ready-mixed concrete produced in the United States in 2005:

Residential construction	34%
Commercial and industrial construction	19%
Street and highway construction and paving	18%

Other public works and infrastructure construction	29%

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

Improving Marketing and Sales Initiatives

Our marketing strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place building material costs than on the price per cubic yard of the ready-mixed concrete they purchase. We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:

•	materials, through procurement and optimized mix designs;

•	purchases of mixer trailers and other equipment, supplies, spare parts and tools;

•	vehicle and equipment maintenance; and
•	insurance and other risk management programs.

Operations

Our ready-mixed concrete plant consists of a fixed facilities that produces ready-mixed concrete in primarily wet batches. Our fixed-plant facilities produce ready-mixed concrete that is transported to a job sites by our mixer trailers

Our wet batch plant serves a local market that we expect will have consistently high demand as opposed to dry batch plants that will serve markets that we expect will have a less consistent demand.  A wet batch plant generally has a higher initial cost and daily operating expense but yields greater consistency with less time required for quality control in the concrete produced and generally has greater daily production capacity than a dry batch plant.  The batch operator in a dry batch plant simultaneously loads the dry components of stone, sand and cement with water and admixtures in a mixer truck that begins the mixing process during loading and completes that process while driving to the job site. In a wet batch plant, the batch operator blends the dry components and water in a plant mixer from which the operator loads the already mixed concrete into the mixer trailer which leaves for the job site promptly after loading.

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

•	the expected production demand for the plant;

•	the expected types of projects the plant will service; and

•	the desired location of the plant.

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of March 31, 2008 we operated a fleet of 5 mixer trailers, which had an average age of approximately 5 years.

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

Competition

The ready-mixed concrete industry is highly competitive. Our competitive position in our market depends largely on the location and operating costs of our ready-mixed concrete plant and prevailing prices in that market. Price is the primary competitive factor among suppliers for small or simple jobs, principally in residential construction, while timeliness of delivery and consistency of quality and service along with price are the principal competitive factors among suppliers for large or complex jobs. Our competitors range from small, owner-operated private companies to subsidiaries or operating units of large, vertically integrated manufacturers of cement and aggregates.  Our vertically integrated competitors generally have greater manufacturing, financial and marketing resources than we have, providing them with a competitive advantage.  Competitors having lower operating costs than we do or having the financial resources to enable them to accept lower margins than we do will have a competitive advantage over us for jobs that are particularly price-sensitive. Competitors having greater financial resources also may have competitive advantages over us.  See “Risk Factors – We may lose business to competitors who underbid us and we may be otherwise unable to compete favorably in our highly competitive industry.”

Employees

We currently employ one employee, the President.

Governmental Regulation and Environmental Matters

A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

•	land usage;

•	street and highway usage;

•	Air quality; and

•	health, safety and environmental matters.

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

We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of March 31, 2008.

Future products and services:

The Company plans to increase the size of its trailer fleet as well as build additional batch plants in strategic locations. No additional services outside of the offering of ready mixed concrete are contemplated at this time.

RESULTS FOR THE  QUARTER ENDED March 31, 2008

Our quarter ended on March 31, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2008, was $35,201 compared to $22,598 for the period ended March 31, 2007.  The increase in revenue is attributed to the impact of marketing, word of mouth references and establishing ourselves s a quality supplier within the market.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2008 was $14,322 compared to $8,981 for the three month period ended March 31, 2007.  Margins improved from 40% to 41% due to an overall smaller average batch size (which have a higher gross margin) in the period ended March31, 2008 versus the same period in 2007.

OPERATING EXPENSES. Total  operating expenses for the three months ended March 31, 2008, were $24,363 compared to expenses for the period ended March 31, 2007 of $10,316.

The increase is mainly attributed to an increase in professional fees of $19,400 related to the year-end audit and other consulting services that were not incurred in the first quarter of 2007, and repairs to the portable mixers of $2,000.  The above expenses do not include depreciation which was $5,146 and $6,693 for the three months ended March 31, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2008 was $25,827 compared to the period ended March 31, 2007 of $8,598.   The aforementioned increase in expenses more than off-set the increase in sales and gross profit margin improvement.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of April 28, 2008, Kingdom Koncrete has raised $194,100 by selling 388,200 shares.

Employees

At March 31, 2008, the Company had one employee.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors,

management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31 2008, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

By:  /s/ Edward Stevens

Edward Stevens, President, CFO

Date: May 15, 2008