Form 10-Q
period 2008-06-30
KINGDOM KONCRETE, INC.
filed 2008-08-12
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of July 30, 2008, there were 5,419,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC.
 Consolidated Balance Sheets
 As of June 30, 2008 and December 31, 2007

	As of June 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Assets
Current Assets
Cash	$134,025	$82,089
Inventory	955	896
Other Current Assets	15,000	0
Total Current Assets	149,980	82,995
Fixed Assets:
Equipment	156,406	141,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(113,732)	(103,692)
Total Fixed Assets	50,594	45,634

Total Assets	$200,574	$128,629

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts Payable	$1,892	$8,322
Accrued Expenses	1,500	1,640
Due to Shareholder	109,656	111,556
Current Portion of Long-Term Debt	13,720	12,600
Total Current Liabilities	126,768	134,118

Long-Term Liabilities
Note Payable Equipment	16,961	23,366
Less: Current Portion	(13,720)	(12,600)
Total Long-Term Liabilities	3,241	10,766
Total Liabilities	130,009	144,884
Shareholders’ Equity/(Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,415,900 and 5,199,500 shares issued and outstanding respectively	5,416	5,199
Additional Paid In Capital	227,389	119,105
Accumulated Deficit	(162,240)	(104,559)
Total Shareholders’ Equity/(Deficit)	70,565	(16,255)
Total Liabilities and Shareholder’ Equity/(Deficit)	$200,574	$128,629

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue
Revenue	$34,137	$28,012	$69,338	$50,610
Cost of Sales	17,614	11,608	38,493	25,225
Gross Profit	16,523	16,404	30,845	25,385

Operating Expenses:
Depreciation and Amortization	4,895	6,694	10,041	13,387
General and Administrative	20,249	12,304	44,612	22,620
Total Operating Expenses	25,144	18,998	54,653	36,007

Net Operating Loss	(8,621)	(2,594)	(23,808)	(10,622)

Other Income (Expense)
Gain on Asset Disposition	1,640	0	1,640	0
Interest Income	448	0	1,179	0
Interest Expense	(321)	(522)	(692)	(1,092)
Total Other Income (Expense)	1,767	(522)	(2,127)	(1,092)

Net Loss	$(6,854)	$(3,116)	$(21,681)	$(11,714)

Basic and Diluted Earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,210,688	5,000,000	5,337,244	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2008 (Unaudited) and the Year Ended December 31, 2007 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

January 1, 2007	5,000,000	$5,000	$19,554	$(116,554)	$155,020

Shares issued for Cash	199,500	199	99,551		99,750

Net loss				(24,005)	(24,005)

December 31, 2007	5,199,500	5,199	119,105	(140,559)	(16,255)

Shares issued for Cash	216,400	217	108,284		108,501

Shares issued for Services	22,000	22	10,978		10,978

Shares Cancelled	(22,000)	(22)	(10,978)		(10,978)

Net Loss				(21,681)	(21,681)

June 30, 2008	5,415,900	$5,416	$227,389	$(162,240)	$70,565

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,681)	$(11,714)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	10,040	13,386
Change in assets and liabilities:
(Increase) in inventory	(59)	0
(Increase) in other assets	(15,000)	0
(Decrease) in accounts payable	(6,430)	(338)
Increase (Decrease) in accrued expenses	(140)	6,640
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(33,270)	7,974

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(15,000)	0

CASH FLOWS USED IN INVESTING ACTIVITIES	(15,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes	(6,405)	(6,005)
Proceeds from sale of common stock	108,501	0
Payments on shareholder loan	(1,900)	(500)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	100,196	(6,505)

NET INCREASE IN CASH	51,926	1,469

Cash, beginning of period	82,099	5,891
Cash, end of period	$134,025	$7,360

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$692	$1,092
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended June 30, 2008 and 2007 have been made.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of three months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

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

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue will be recognized only when all of the following criteria have been met:
1.    Persuasive evidence of an arrangement exists;
2.    Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
3.    The price is fixed and determinable; and
4.    Collectibility is reasonably assured.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $1,379 and $602 for the three months ended June 30, 2008 and 2007, respectively.

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial  Instruments,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.  The estimated fair value of the notes payable approximate  their  carrying amounts  due  to  the  short  maturity  of  this instrument.  At June 30, 2008, the Company did not have any other financial instruments.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
Equipment	$156,406	$141,406
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(113,732)	(103,692)
Total Fixed Assets	$50,594	$45,634

Depreciation expense for the three month periods ended June 30, 2008 and 2007 was $4,895 and $6,694 respectively, and $10,041 and $13,387 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE 3 – NOTE PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 71 months, due August 12, 2009.  Balances at June 30, 2008 are as follows:

	Balance remaining	Current portion	Long-Term
SBA loan	$16,961	$13,720	$3,241

Interest expense was $321 and $522 for the three month periods ended June 30, 2008 and 2007 respectively, and $692 and $1,092 for the six month periods ended June 30, 2008 and 2007 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights

The Company issued 199,500 shares during 2007 at a price of $.50 per share and also issued 216,400 shares during the six months ended June 30, 2008 at a price of $.50 per share.  As of June 30, 2008, the Company has issued a total of 415,900 shares at a price of $.50 per share for a total of $207,950.  At June 30, 2008 there were 5,415,900 shares of common stock outstanding.

NOTE 5 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2008 are as follows:

June 30, 2008
Deferred tax assets attributable to:
Prior years	$35,140
Tax benefit (liability) for current year	5,420
Total Deferred Tax Benefit	$40,560
Valuation allowance	(40,560)
Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

June 30, 2008
Income tax before extraordinary item:
Tax (benefit) liability on current year operations	$5,420
Valuation reserve	(5,420)
Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2008.

NOTE 6 – DUE TO SHAREHOLDER – RELATED PARTY TRANSACTIONS

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,150 and $3,150 for the three months ended June 30, 2008 and 2007.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through June 30, 2008 totaling $162,240 and had working capital of $23,212.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The  Interpretation  provides a  recognition  threshold  and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be  measured  based on the largest benefit  that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We do not expect FIN No. 48 to have a material impact on our financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS No. 157 became effective for the Company on January 1, 2008. SFAS No. 157 establishes a hierarchy in order to segregate fair value measurements using quoted prices in active markets for identical assets or liabilities, significant other observable inputs and significant unobservable inputs. For assets and liabilities that are measured at fair value on a recurring basis, SFAS No. 157 requires disclosure of information that enables users of financial statements to assess the inputs used to determine fair value based on the aforementioned hierarchy. See Note 11 for further information regarding our assets and liabilities that are measured at fair value on a recurring basis.

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 “Partial Deferral of the Effective Date of Statement 157”. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted SFAS No. 157 as of January 1, 2008 related to financial assets and financial liabilities. Refer to Note 11 for additional discussion on fair value measurements. The Company is currently evaluating the impact of SFAS No. 157 related to nonfinancial assets and nonfinancial liabilities on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 was effective for the Company on January 1, 2008. However, the Company has not elected to apply the provisions of SFAS No. 159 to any of our financial assets and financial liabilities, as permitted by the Statement.

NOTE 10 – ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”) which replaces SFAS No. 141, Business Combinations, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS No. 141(R) also requires transaction costs related to the business combination to be expensed as incurred. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends ARB No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect that the adoption of SFAS No. 160 will have on our consolidated financial position, results of operations and cash flows.

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

In June 2008, the Securities and Exchange Commission announced that it has approved a one-year extension of the compliance data for smaller public companies to meet the section 404(b) auditor attestation requirement of the Sarbanes-Oxley Act.  With the extension, small companies will now be required to provide the attestation reports in their annual reports for the fiscal years ending on or after December 15, 2009.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008. The FASB delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.

SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. The Standard classifies these inputs into the following hierarchy:

Level 1 Inputs – Quoted prices for identical instruments in active markets.
Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of June 30, 2008, the Company had no instruments with Level 1 or Level 2 Inputs.    One note payable meets the criteria for Level 3.   The fair value of the note approximates the carrying value of $16,961 due to  the  short  maturity of  this instrument.

As of June 30, 2008, the Company did not have any other financial instruments.

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of September 30, 2007, our general pricing structure was as follows:

	¼ yard	½ yard	¾ yard	1 yard	1 ¼ yard
4 bag	$71	$87	$102	$118	$134
5 bag	$73	$90	$108	$125	$143
6 bag	$74	$93	$112	$131	$150

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

• 4 bag mix: Fence posts

• 5 bag mix: Sidewalks, slabs, or footers

• 6 bag mix: Driveways

As of June 30, 2008, we had 5 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall, Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of June 30, 2008 we operated a fleet of 5 mixer trailers, which had an average age of approximately 4 years.

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

Insurance:
We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of June 30, 2008.

Future products and services:
The Company plans to increase the size of its trailer fleet as well as build additional batch plants in strategic locations. No additional services outside of the offering of ready mixed concrete are contemplated at this time.

RESULTS FOR THE  QUARTER ENDED June 30, 2008

Our quarter ended on June 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2008, was $34,137 compared to $28,012 for the period ended June 30, 2007.  The increase in revenue is attributed to the impact of marketing, word of mouth references and establishing ourselves as a quality supplier within the market.  Revenue for the six months ended June 30, 2008 was $69,338 compared to $50,610 for the six months ended June 30, 2007.  The increase in revenue is attributed to the same reasons as previously mentioned.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2008 was $16,523 compared to $16,404 for the three month period ended June 30, 2007.  Gross profit for the six months ended June 30, 2008 was $30,845 compared to $25,385 for the six months ended June 30, 2007.  Margins decreased in both the three and six (down 6% points to 44%) month periods compared to last year as raw materials are rising along with the transport costs as evidenced by the macro-economic factors impacting the economy.  Currently this increase in cost has not been passed onto customers.

OPERATING EXPENSES. Total  operating expenses for the three months ended June 30, 2008, were $20,249 compared to expenses for the period ended June 30, 2007 of $12,304.  The increase is mainly attributed to an increase in professional fees of $6,140 related to the quarterly audit and other consulting services that were not incurred in the second quarter of 2007, and marketing and office expenses of $1,700.  The above expenses do not include depreciation which was $4,895 and $6,694 for the three months ended June 30, 2008 and 2007, respectively.  Total operating expenses for the six months ended June 30, 2008 were $44,612 compared to expenses for the period ended June 30, 2007 of $22,620.  The increase is attributed to an increase in professional fees and contract services of $16,500 related to audit fees and associated costs for year-end and quarter-end reports not incurred in 2007; repairs and maintenance of $1,700 for repairing mixers and increased marketing expenses of $1,600 to increase revenue.  The above expenses do not include depreciation which was $10,041 and $13,387 for the six months ended June 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended June 30, 2008 was $6,854 compared to the period ended June 30, 2007 of $3,116.   Net loss for the six months ended June 30, 2008 was $21,681 compared to the period ended June 30, 2007 of $11,714.  The aforementioned increase in expenses and raw material increased more than off-set the increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of June 30, 2008, Kingdom Koncrete has raised $207,950 by selling 415,900 shares.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, also serving as our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our President has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2008. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our President does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital available to hire additional staff.  To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

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

Kingdom Koncrete, Inc.

By  /s/  Edward Stevens
Edward Stevens, President, CFO

Date: July 30, 2008