Form 10-Q
period 2008-09-30
KINGDOM KONCRETE, INC.
filed 2008-11-13
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of October 27, 2008, there were 5,443,900 shares of Common Stock of the issuer outstanding.

i

KINGDOM KONCRETE, INC.
 Consolidated Balance Sheets
 As of September 30, 2008 and December 31, 2007

	As of September 30, 2008 (Unaudited)	As of December 31, 2007 (Audited)
Assets
Current Assets
Cash	$122,110	$82,099
Inventory	3,002	896
Other Current Assets	17,500	0
Total Current Assets	142,612	82,995
Fixed Assets:
Equipment	156,406	141,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(118,626)	(103,692)
Total Fixed Assets	45,700	45,634

Total Assets	$188,312	$128,629

Liabilities and Shareholders’ Equity/(Deficit)

Current Liabilities
Accounts Payable	$1,893	$8,322
Accrued Expenses	1,289	1,640
Due to Shareholder	109,156	111,556
Current Portion of Long-Term Debt	13,677	12,600
Total Current Liabilities	126,015	134,118

Long-Term Liabilities
Note Payable Equipment	13,677	23,366
Less: Current Portion	(13,677)	(12,600)
Total Long-Term Liabilities	0	10,766
Total Liabilities	126,015	144,884
Shareholders’ Equity/(Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,441,900 and 5,199,500 shares issued and outstanding respectively	5,442	5,199
Additional Paid In Capital	240,362	119,105
Accumulated Deficit	(183,507)	(104,559)
Total Shareholders’ Equity/(Deficit)	62,297	(16,255)
Total Liabilities and Shareholder’ Equity/(Deficit)	$188,312	$128,629

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue
Revenue	$25,731	$26,084	$95,069	$76,694
Cost of Sales	13,613	15,218	52,106	40,443
Gross Profit	12,118	10,866	42,963	36,251

Operating Expenses:
Depreciation and Amortization	4,894	6,693	14,935	20,080
General and Administrative	28,396	9,285	72,988	31,309
Total Operating Expenses	33,290	15,978	87,923	51,389

Net Operating Income	(21,172)	(5,112)	(44,960)	(15,688)

Other Income (Expense)
Interest Income	150	0	2,969	0
Interest Expense	(245)	(490)	(957)	(1,582)
Total Other Income (Expense)	(95)	(490)	2,012	(1,582)

Net Loss	$(21,267)	$(5,602)	$(42,948)	$(17,270)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$(0.01)	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,434,922	5,000,000	5,370,041	5,000,000

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2008 (Unaudited) and the Year Ended December 31, 2007 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

January 1, 2007	5,000,000	$5,000	$19,554	$(116,554)	$(92,000)

Shares issued for Cash	199,500	199	99,551		99,750

Net loss				(24,005)	(24,005)

December 31, 2007	5,199,500	5,199	119,105	(140,559)	(16,255)

Shares issued for Cash	222,400	223	111,277		111,500

Shares issued for Services	42,000	42	20,958		21,000

Shares Cancelled	(22,000)	(22)	(10,978)		(11,000)

Net Loss				(42,948)	(42,948)

September 30, 2008	5,415,900	$5,442	$240,362	$(183,507)	$62,297

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,948)	$(17,270)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	14,934	20,080
Shares issued in exchange for services	10,000	0
Change in assets and liabilities:
(Increase) in inventory	(2,106)	0
(Increase) in other assets	(17,500)	0
(Decrease) in accounts payable	(6,429)	0
Increase (Decrease) in accrued expenses	(351)	7,606
CASH FLOWS FROM (USED) IN OPERATING ACTIVITIES	(44,400)	10,416

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(15,000)	0

CASH FLOWS USED IN INVESTING ACTIVITIES	(15,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes	(9,689)	(9,064)
Proceeds from sale of common stock	111,500	0
Payments on shareholder loan	(2,400)	(700)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	99,411	(9,764)

NET INCREASE IN CASH	40,011	652

Cash, beginning of period	82,099	5,891
Cash, end of period	$122,110	$6,543

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$937	$1,582
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

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

On August 22, 2006, Kingdom Koncrete, Inc. ("Koncrete Nevada"), a private holding company established under the laws of Nevada, was formed in order to acquire 100% of the outstanding common stock of Kingdom Texas.  On September 30, 2006, Koncrete Nevada issued 5,000,000 shares of common stock in exchange for a 100% equity interest in Kingdom Texas.  As a result of the share exchange, Kingdom Texas became the wholly owned subsidiary of Koncrete Nevada.  As a result, the shareholders of Kingdom Texas owned a majority of the voting stock of Koncrete Nevada.  The transaction was regarded as a reverse merger whereby Kingdom Texas was considered to be the accounting acquirer as its shareholders retained control of Koncrete Nevada after the exchange, although Koncrete Nevada is the legal parent company.  The share exchange was treated as a recapitalization of Koncrete Nevada.  As such, Kingdom Texas (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Koncrete Nevada had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital stock.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2008 and 2007 have been made.

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
3. The price is fixed and determinable; and
4. Collectability is reasonably assured.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $2,862 and $1,231 for the nine months ended September 30, 2008 and 2007, respectively.

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2008 and 2007, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 107, Disclosures About Fair Value of Financial  Instruments,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.  The estimated fair value of the notes payable approximate  their  carrying amounts  due  to  the  short  maturity  of  this instrument.  At September 30, 2008, the Company did not have any other financial instruments.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
Equipment	$156,406	$141,406
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(118,626)	(103,692)
Total Fixed Assets	$45,700	$45,634

Depreciation expense for the three month periods ended September 30, 2008 and 2007 was $4,894 and $6,693 respectively, and $14,935 and $20,080 for the nine month periods ended September 30, 2008 and 2007 respectively.

NOTE 3 – NOTE PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 71 months, due August 12, 2009.  Balances at September 30, 2008 are as follows:

	Balance remaining	Current portion	Long- Term
SBA loan	$13,677	$13,677	$0

Interest expense was $245 and $490 for the three month periods ended September 30, 2008 and 2007 respectively, and $957 and $1,582 for the nine month periods ended September 30, 2008 and 2007 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights

The Company sold 199,500 shares during 2007 at a price of $.50 per share and also sold 222,400 shares during the nine months ended September 30, 2008 at a price of $.50 per share.  The Company has also issued 20,000 shares in exchange for services during the quarter ended September 30, 2008.   As of September 30, 2008, the Company had issued a total of 441,900 shares at a price of $.50 per share for a total of $210,950.  At September 30, 2008 there were 5,441,900 shares of common stock outstanding.

NOTE 5 – INCOME TAXES

The Company follows FASB Statement Number 109, Accounting for Income Taxes.  Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards.  For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes.  In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.  The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2008 are as follows:

September 30, 2008
Deferred tax assets attributable to:
Prior years	$35,140
Tax benefit (liability) for current year	10,737
Total Deferred Tax Benefit	$45,877
Valuation allowance	(45,877)
Net Deferred Tax Benefit	$0

Components of the current provision (benefit) for taxes on income for the current year are as follows:

September 30, 2008
Income tax before extraordinary item:
Tax (benefit) liability on current year operations	$10,737
Valuation reserve	(10,737)
Net Provision (Benefit)	$0

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2008.

NOTE 6 – DUE TO SHAREHOLDER – RELATED PARTY TRANSACTIONS

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,150 and $3,150 for the three months ended September 30, 2008 and 2007 and $9,450 for both nine month periods ended September 30, 2008 and 2007.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2008 totaling $183,507 and had working capital of $16,597.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its  business  operations.   Kingdom Koncrete, Inc. intends  to raise  additional  working capital  either through private placements, public  offerings, bank  financing and/or shareholder funding.  There  are no  assurances  that

Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc..  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 - RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

June 2006, the FASB issued  Interpretation  No. 48 ("FIN No. 48"),  Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, which clarifies  the  accounting  for  uncertainty  in income taxes  recognized  in an enterprise's  financial  statements in accordance with SFAS No. 109,  Accounting for Income Taxes.  The  Interpretation  provides a  recognition  threshold  and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than  not  that  the tax  position  will be sustained  on examination  by the taxing  authorities,  based on the  technical  merits of the position.  The tax benefits recognized in the financial statements from such a position should be  measured  based on the largest benefit  that has a greater likelihood of being realized upon ultimate settlement.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 was effective for us beginning July 1, 2007. The implementation of FIN No. 48 did not have a material impact on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.   Based on the Company’s industry, the issuance of this guidance should not have a significant impact on the Company’s financial statements.

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

In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting.  FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations.  The guidance will be effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on its results of operations and financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

As of September 30, 2008, the Company had no instruments with Level 1 or Level 2 Inputs.    One note payable meets the criteria for Level 3.   The fair value of the note approximates the carrying value of $13,677 due to the  short  maturity of  this instrument.

As of September 30, 2008, the Company did not have any other financial instruments.

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

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

• 4 bag mix: Fence posts

• 5 bag mix: Sidewalks, slabs, or footers

• 6 bag mix: Driveways

As of September 30, 2008, we had 5 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall, Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of September 30, 2008 we operated a fleet of 5 mixer trailers, which had an average age of approximately 4 years.

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

Employees
We currently employ one employee, the President, who was not compensated during the nine months ended September 30, 2008 and 2007.

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

Insurance:
We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of September 30, 2008.

Future products and services:
The Company plans to increase the size of its trailer fleet as well as build additional batch plants in strategic locations. No additional services outside of the offering of ready mixed concrete are contemplated at this time.

RESULTS FOR THE QUARTER ENDED September 30, 2008

Our quarter ended on September 30, 2008.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2008, was $25,731 compared to $26,084 for the period ended September 30, 2007.  The decrease in revenue is attributed to the overall decline in the economy.  Revenue for the nine months ended September 30, 2008 was $95,069 compared to $76,694 for the nine months ended September 30, 2007.  The increase in revenue is attributed to the impact of marketing, word of mouth references and establishing ourselves as a quality supplier within the market.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2008 was $12,118 compared to $10,866 for the three month period ended September 30, 2007.  Margins improved in the quarter ended September 30, 2008 versus the same period in 2007 from 42% to 47%.  The improvement is attributable to product mix as costs have remained constant since the we saw increases earlier in the year,  Gross profit for the nine months ended September 30, 2008 was $42,963 compared to $36,251 for the nine months ended September 30, 2007.  Margins decreased in (down 2% points to 45%) the nine month period compared to last year as raw materials increased earlier in the year  with the transport costs as evidenced by the macro-economic factors impacting the economy.  Currently this increase in cost has not been passed onto customers.

OPERATING EXPENSES. Total  operating expenses (excluding depreciation and amortization) for the three months ended September 30, 2008, were $28,396 compared to expenses for the period ended September 30, 2007 of $9,285.  The increase is mainly attributed to an increase in contract services of $11,000 related to investment and financing services that were exchanged for stock; $4,000 of contract services related to business planning and professional fees of $4,400 related to the quarterly audit and other consulting services that were not incurred in the third quarter of 2007.   The above expenses do not include depreciation which was $4,894 and $6,693 for the three months ended September 30, 2008 and 2007, respectively.  Total operating expenses for the nine months ended September 30, 2008 were $72,988 compared to expenses for the period ended September 30, 2007 of $31,309.  The increase is attributed to an increase in professional fees and contract services of $13,400 related to audit fees and associated costs for year-end and quarter-end reports not incurred in 2007; contract services of $21,000 for investment and financing services and business planning, and $5,000 of general office expense.  The above expenses do not include depreciation which was $14,935 and $20,080 for the nine months ended September 30, 2008 and 2007, respectively.

NET INCOME (LOSS). Net loss for the three months ended September 30, 2008 was $21,267 compared to the period ended September 30, 2007 of $5,602.   Net loss for the nine months ended September 30, 2008 was $42,948 compared to the period ended September 30, 2007 of $17,270.  The aforementioned increase in expenses and raw material increased more than off-set the increase in sales revenue.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of September 30, 2008, Kingdom Koncrete has raised $210,950 by selling 421,900 shares.

Employees

At September 30, 2008, the Company had one employee, it’s President, who was not compensated during the nine months ended September 30, 2008 and 2007.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2008, our Chief Executive and Chief Financial Officer as of September 30, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

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

By: /s/  Edward Stevens
Edward Stevens, President, CFO

Date: November 13, 2008