Form 10-K
period 2008-12-31
KINGDOM KONCRETE, INC.
filed 2009-03-30
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2008

KINGDOM KONCRETE, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-138194	20-4672080
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

4232 E. Interstate 30, Rockwall, Texas 75087
(Address of principal executive offices (zip code))

972-771-4205
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008: $  -0-

Shares of common stock outstanding at December 31, 2008:    5,441,900

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Kingdom Koncrete, Inc. is a Nevada corporation which was incorporated in 2006 and immediately purchased 100% of the outstanding stock of Kingdom Conctete, Inc., a Texas corporation which was formed on July 18, 2003. The transaction was accounted for as a reverse merger.  In this filing, we refer to Kingdom Koncrete, Inc. as “we,” “us”, “the Company” or “Kingdom” unless we specifically state otherwise or the context indicates otherwise. We specialize in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing. The funds from this offering will allow us to invest in the growth of our company through equipment purchases and advertising as well as possible strategic expansion and acquisition.

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of December 31, 2008, our general pricing structure was as follows:

	1/4 yard	1/2 yard	3/4 yard	1 yard	1 1/4 yard
4 bag	$72	$88	$105	$121	$131
5 bag	$73	$92	$110	$128	$146
6 bag	$74	$94	$115	$134	$154

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

•	4 bag mix: Fence posts

•	5 bag mix: Sidewalks, slabs, or footers

•	6 bag mix: Driveways

As of December 31, 2008, we had 5 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Our acquisition program targets opportunities for expanding in our existing markets and entering new geographic markets in the U.S. We continually review acquisitions opportunities and are looking for attractive opportunities to strengthen local management, implement cost-saving initiatives, achieve market-leading positions and establish best practices. We cannot provide any assurance, however, as to the impact of any future acquisition we may complete on our future earnings per share.

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

Operations

Our ready-mixed concrete plant consists of a fixed facility that produces ready-mixed concrete in primarily wet batches. Our fixed-plant facilities produce ready-mixed concrete that is transported to a job sites by our mixer trailers.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of December 31, 2008 we operate a fleet of 5 mixer trailers, which had an average age of approximately 4.5 years.

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

Insurance:
We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2008.

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

As of December 31, 2008, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 29, 2008, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Ed Stevens as our sole director.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock was not quoted on any electronic quotation medium during 2008. The stock traded on February 11, 2009 for $0.60

At December 31, 2008, we had approximately 83 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

Dividends
We have not paid cash dividends on any class of common  equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2008

REVENUES: Revenues for the twelve months ended December 31, 2008 were $124,802 compared to $107,678 for the twelve months ended December 31, 2007. The increase of 15.9% is due to the increased exposure the Company has received through word-of-mouth reputation and marketing activities.  Average selling price increases of about 3% impacted the results meaning volume increased approximately 13% year-over-year.

COST OF SALES: Cost of sales for the twelve months ended December 31, 2008 were $67,855 compared to $55,467 for the twelve months ended December 31, 2007 making the gross profit percentages 45.6% and 48.5% respectively. The decrease in margin is directly related to cost increases (approximately 4% or $5,000) that were partially off-set by an increase in average selling price of about 3% and $4,000.

OPERATING EXPENSES: Total operating expenses for the twelve months ended December 31, 2008 were $102,681 compared to $49,861 for the twelve months ended December 31, 2007. The increase is related to two significant items: 1) Contract services of $34,000 for business development, strategy planning and basic financial assistance and 2) Professional fees were up $15,000 due to higher audit fees and bookkeeping services. The above costs do not include depreciation expense which was $19,829 for the twelve month period ended December 31, 2008 versus $24,700 for the equivalent periods ended December 31, 2007.

We had interest expense of $682 and $2,006 in 2008 and 2007, respectively.

NET LOSS: Net loss for the twelve months ended December 31, 2008 was $63,132 compared to a loss of $24,005 for the twelve months ended December 31, 2007 due to the aforementioned reasons.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-11 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2008, our Chief Executive and Chief Financial Officer as of December 31, 2008 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2008.   Based on its evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Stevens	53	Chief Executive Officer, Chief Financial Officer, and Director since December 29, 2006

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2008 and 2007 as compensation.

Name	Capacity Served	Aggregate Remuneration
Edward Stevens	Chief Executive Officer, Chief Financial Officer, and Director	2008: $0 2007: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2008 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Edward Stevens	4,650,000	85.45

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, there are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

•	a director or officer of the issuer;
•	any principal security holder;
•	any promoter of the issuer;
•	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $8,500 and $12,500 for the years ended December 31, 2008 and 2007, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $6,000 and $0 for the years ended December 31, 2008 and 2007, respectively.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K’s in 2008.  On January 8, 2008, the Company announced that its July 27, 2007 Registration statement on Form SB-1 filed with the U.S. Securities and Exchange Commission became effective. Under the SB-1, we offered for sale a minimum of 150,000 shares at $0.50 per share or $75,000 and a maximum of 1,000,000 shares at $0.50 or $500,000. On November 5, 2007, we had raised $87,000 which we then deposited in our account in accordance with the terms of our Registration Statement. All additional funds we raise will be deposited directly into our bank account.

(c)           Exhibits

No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

KINGDOM KONCRETE, INC.

By:           /s/  Edward Stevens
Edward Stevens
Chief Executive Officer & Chief Financial Officer

Dated: March 26, 2009

KINGDOM KONCRETE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Kingdom Koncrete, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Kingdom Koncrete, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2008 and 2007 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

March 21, 2008

KINGDOM KONCRETE, INC.
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007

ASSETS

Current Assets
Cash and Cash Equivalents	$125,926	$82,099
Inventory	250	896
Total Current Assets	126,176	82,995

Fixed Assets
Equipment	156,406	141,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(123,521)	(103,692)
Total Fixed Assets	40,805	45,634

TOTAL ASSETS	$166,981	$128,629

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$4,305	$8,322
Accrued Expenses	1,570	1,640
Advances from Shareholder	108,656	111,556
Current Portion of Long Term Note Payable	10,337	12,600
Total Current Liabilities	124,868	134,118

Long Term Liabilities
Notes Payable	10,337	23,366
Less: Current Portion	(10,337)	(12,600)
Total Long Term Liabilities	0	10,766
Total Liabilities	124,868	144,884

Stockholders' Equity (Deficit)
Common Shares, $.001 par value, 50,000,000 shares authorized,
5,441,900 and 5,199,500 shares issued and outstanding	5,442	5,199
Additional Paid-In Capital	240,362	119,105
Retained Earnings (Deficit)	(203,691)	(140,559)
Total Stockholders' Equity (Deficit)	42,113	(16,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$166,981	$128,629

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007

REVENUES	$124,802	$107,678
COST OF SALES	67,855	55,467
GROSS PROFIT	56,947	52,211

OPERATING EXPENSES
Depreciation & Amortization	19,829	24,700
Advertising	3,240	2,339
General and Administrative	99,441	47,522
TOTAL OPERATING EXPENSES	122,510	74,561

NET OPERATING (LOSS)	(65,563)	(22,350)

OTHER INCOME (EXPENSE)
Interest Income	3,113	351
Interest Expense	(682)	(2,006)
TOTAL OTHER INCOME (EXPENSE)	2,431	(1,655)

NET (LOSS) BEFORE INCOME TAXES	(63,132)	(24,005)
Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(63,132)	$(24,005)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,387,823	5,028,405
Income (Loss) per Share	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2008 and 2007

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2006	5,000,000	$5,000	$19,554	$(82,503)	$(57,949)

Net (Loss)				(34,051)	(34,051)

Stockholders' Equity (Deficit) at January 1, 2007	5,000,000	$5,000	$19,554	$(116,554)	$(92,000)

Issuance of Common Stock for Cash	199,500	199	99,551		99,750

Net (Loss)				(24,005)	(24,005)

Stockholders' Equity (Deficit) at December 31, 2007	5,199,500	$5,199	$119,105	$(140,559)	$(16,255)

Issuance of Common Stock for Cash	220,400	221	110,279		110,500

Issuance of Common Stock for Services	22,000	22	10,978		11,000

Net (Loss)				(63,132)	(63,132)

Stockholders' Equity (Deficit) at December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	$42,113

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(63,132)	$(24,005)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	19,829	24,700
Shares Issued in Exchange for Services	11,000	0
(Increase) Decrease in Inventory	646	(896)
(Decrease) in Accounts Payable	(4,017)	(11,094)
Increase (Decrease) in Accrued Expenses	(70)	1,640
Net Cash (Used) by Operating Activities	(35,744)	(9,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(15,000)	0
Net Cash (Used) by Investing Activities	(15,000)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Notes	(13,029)	(12,188)
Payments on Shareholder Advance	(2,900)	(1,700)
Proceeds from Sale of Common Stock	110,500	99,750
Net Cash Provided by Financing Activities	94,571	85,862

NET INCREASE IN CASH AND CASH EQUIVALENTS	43,827	76,208

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,099	5,891

CASH AND CASH EQUIVALENTS AT END OF YEAR	$125,926	$82,099

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$682	$2,006
Shares Issued in Exchange for Services	$11,000	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Fair Value of Financial Instruments:

In accordance with the reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107), the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At December 31, 2008, the Company did not have any financial instruments other than cash and cash equivalents.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
•	The price is fixed and determinable; and
•	Collectibility is reasonably assured.

Revenue is recorded net of any sales taxes charged to customers.

Cost of Goods Sold:

Cost of Goods Sold consists primarily of gravel, which is used to make concrete.   Due to large space requirements, the Company orders gravel approximately every four to six weeks and expenses all purchases when made.   At each month end, the Company approximates the amount of gravel remaining and capitalizes it as inventory based upon the weighted average method.

Advertising:

Advertising costs are expensed as incurred.  These expenses were $3,240 and $2,339 for the years ended December 31, 2008 and 2007, respectively.

Income Taxes:

Income from the corporation is taxed at regular corporate rates per the Internal Revenue Code.  There are no provisions for current taxes due to net available operating losses.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is equal to earnings per share (basic).

Reclassification:

Certain prior year amounts have been reclassified in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows to conform to current period presentation.  These reclassifications were not material to the consolidated financial statements and had no effect on net earnings reported for any period.

Recent Accounting Pronouncements:

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2008 and 2007 are comprised of the following:

	2008	2007

Equipment	$156,406	$141,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(123,521)	(103,692)

Total Fixed Assets	$40,805	$45,634

Depreciation expense was $19,829 and $24,700 for the years ended December 31, 2008 and 2007, respectively.

NOTE 3 – ADVANCE FROM SHAREHOLDER

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

NOTE 4 – NOTES PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 72 months, due August 12, 2009.  The remaining balance at December 31, 2008 is $10,337, all of which is current.

Interest expense was $682 and $2,006 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company issued 220,400 common shares during 2008 at a price of $.50 per share.   The Company issued 22,000 common shares for consulting services that were rendered.

At December 31, 2008 there were 5,441,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of December 31, 2008.

NOTE 6 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2008 and 2007 are as follows:

	2008	2007
Net Operating Loss Carryforward	$50,923	$35,140
Less: Valuation Allowance	(50,923)	(35,140)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $203,691 at December 31, 2008, and will expire in the years 2025 through 2028.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and operational facilities on a month to month basis. Rent expense was $12,900 and $12,600 for the years ended December 31, 2008 and 2007.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2008 totaling $203,691 and recurring losses from operations.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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