Form 10-Q
period 2009-03-31
KINGDOM KONCRETE, INC.
filed 2009-05-11
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of April 29, 2009, there were 5,441,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of March 31, 2009 and December 31, 2008

	As of March 31, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Assets
Current Assets
Cash	$87,037	$125,926
Inventory	1,047	250
Other Current Assets	3,500	0
Total Current Assets	91,584	126,176
Fixed Assets:
Equipment	156,406	156,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(128,021)	(123,521)
Total Fixed Assets	36,305	40,805

Total Assets	$127,889	$166,981

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$2,000	$4,305
Accrued Expenses	1,558	1,570
Due to Shareholder	86,956	108,656
Note Payable Equipment	6,938	10,337
Total Current Liabilities	97,452	124,868

Total Liabilities	97,452	124,868
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $.001 par value, 50,000,000 shares authorized, 5,441,900 and 5,441,900 shares issued and outstanding respectively	5,442	5,442
Additional Paid In Capital	240,389	240,362
Accumulated Deficit	(215,367)	(203,691)
Total Shareholders’ Equity	30,437	42,113
Total Liabilities and Shareholders’ Equity	$127,889	$166,981

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC. Consolidated Statement of Operations For the Three Months Ended March 31, 2009 and 2008 (Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

Revenue
Revenue	$29,931	$35,201
Cost of Sales	14,198	20,879
Gross Profit	15,733	14,322

Operating Expenses:
Depreciation and Amortization	4,500	5,146
General and Administrative	22,838	35,363
Total Operating Expenses	27,338	40,509

Net Operating Income	(11,605)	(26,187)

Other Income (Expense)
Interest Income	79	731
Interest Expense	(150)	(371)
Total Other Income (Expense)	(71)	360

Net Loss	$(11,676)	$(25,827)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,441,900	5,367,207

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2009 (Unaudited) and the Year Ended December 31, 2008 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

January 1, 2008	5,199,500	$5,199	$119,105	$(140,559)	$(16,255)

Shares issued for Cash	220,400	221	110,279		110,500

Shares issued for Services	22,000	22	10,978		11,000

Net loss				(63,132)	(63,132)

December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	42,113

Net Loss				(11,676)	(11,676)

March 31, 2009	5,441,900	$5,442	$240,362	$(215,367)	$30,437

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,676)	$(25,827)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	4,500	5,146
Change in assets and liabilities:
Shares issued in exchange for services	0	11,000
(Increase) Decrease in inventory	(797)	46
(Increase) in other assets	(3,500)	(9,499)
Increase (Decrease) in accounts payable	(2,305)	9,887
Increase (Decrease) in accrued expenses	(12)	1,418
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(13,790)	(7,829)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	0	(15,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes	(3,399)	(3,178)
Proceeds from sale of common stock	0	94,150
Payments on amounts due to shareholder	(21,700)	(1,400)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	(25,099)	89,572

NET INCREASE IN CASH	(38,889)	66,743

Cash, beginning of period	125,926	82,099
Cash, end of period	$87,037	$148,842

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$150	$371
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2009 and 2008 have been made.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met.

1. Persuasive evidence of an arrangement exists;
2. Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
3. The price is fixed and determinable; and
4. Collectability is reasonably assured.

Revenue is recorded net any of sales taxes charged to customers.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $2,222 and $1,379 for the three months ended March 31, 2009 and 2008, respectively.

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 157, Disclosures About Fair Value of Financial  Instruments,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.  The estimated fair value of the notes payable approximate  their  carrying amounts  due  to  the  short  maturity  of  this instrument.  At March 31, 2009, the Company did not have any other financial instruments.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Equipment	$156,406	$156,406
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(128,021)	(123,521)
Total Fixed Assets	$36,305	$40,805

Depreciation expense for the three month periods ended March 31, 2009 and 2008 was $4,500 and $5,146 respectively.

NOTE 3 – NOTE PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 71 months, due August 12, 2009.  Balances at March 31, 2009 are as follows:

	Balance remaining	Current portion	Long- Term
SBA loan	$6,938	$6,938	$0

Interest expense was $150 and $371 for the three month periods ended March 31, 2009 and 2008 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights

The Company issued 222,400 shares during 2008 at a price of $.50 per share.  The Company issued 22,000 common shares for consulting services that were rendered.

At March 31, 2009 there were 5,441,900 common shares outstanding .  There are no stock option plans or outstanding warrants as March 31, 2009.

NOTE 5 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets at March 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$53,842	$50,923
Less: Valuation Allowance	(53,842)	(50,923)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $215,367 at March 31, 2009 and $203,691 at December 31, 2008, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at March 31, 2009 and December 31, 2008.

NOTE 6 – ADVANCE FROM SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,250 and $3,150 for the three months ended March 31, 2009 and 2008.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through March 31, 2009 totaling $215,367 and had working capital of $5,868.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc..  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of March 31, 2009, our general pricing structure was as follows:

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

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

•      4 bag mix: Fence posts

•      5 bag mix: Sidewalks, slabs, or footers

•      6 bag mix: Driveways

As of March 31, 2009, we had 5 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall, Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Employees
We currently employ one employee, the President.

RESULTS FOR THE QUARTER ENDED March 31, 2009

Our quarter ended on March 31, 2009.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2009, was $29,931 compared to $35,201 for the period ended March 31, 2008.  The decrease in revenue is attributed to the overall decline in the economy, and the slow down of construction related projects.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2009 was $15,733 compared to $14,322 for the three month period ended March 31, 2008.  Margins improved in the quarter ended March 31, 2009 versus the same period in 2008 from 41% to 53%.  The improvement is attributable to product mix as costs have remained constant since the we saw increases earlier in the year and a modest price increase in the middle of 2008 which contributed approximately 1%  point of additional margin.

OPERATING EXPENSES. Total  operating expenses for the three months ended March 31, 2009, were $22,838 compared to expenses for the period ended March 31, 2008 of $35,363.  The decrease is mainly attributed to a decrease in professional services and contract fees of $11,000 related to investment and financing services; and $1,500 for a reduction in repairs and maintenance.  The above expenses do not include depreciation which was $4,500 and $5,146 for the three months ended March 31, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months ended March 31, 2009 was $11,676 compared to the period ended March 31, 2008 of $25,827.  The aforementioned changes in expenses and margins were the reasons for the improvement.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of March 31, 2009, Kingdom Koncrete has raised $210,950 by selling 421,900 shares.

Employees

At March 31, 2009, the Company had one employee.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended March 31, 2009, our Chief Executive and Chief Financial Officer as of March 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 8, 2009