Form 10-Q
period 2009-06-30
KINGDOM KONCRETE, INC.
filed 2009-08-05
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of August 3, 2009, there were 5,441,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of June 30, 2009 and December 31, 2008

	As of June 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Assets
Current Assets
Cash	$83,586	$125,926
Inventory	474	250
Other Current Assets	3,500	0
Total Current Assets	87,560	126,176
Fixed Assets:
Equipment	156,406	156,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(132,588)	(123,521)
Total Fixed Assets	31,738	40,805

Total Assets	$119,298	$166,981

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$4,141	$4,305
Accrued Expenses	1,911	1,570
Due to Shareholder	85,556	108,656
Note Payable Equipment	3,486	10,337
Total Current Liabilities	95,094	124,868

Total Liabilities	95,094	124,868
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,441,900 and 5,441,900 shares issued and outstanding respectively	5,442	5,442
Additional Paid In Capital	240,362	240,362
Accumulated Deficit	(221,600)	(203,691)
Total Shareholders’ Equity	24,204	42,113
Total Liabilities and Shareholders’ Equity	$119,298	$166,981

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue
Revenue	$34,185	$34,137	$64,116	$69,338
Cost of Sales	15,029	17,614	29,227	38,493
Gross Profit	19,156	16,523	34,889	30,845

Operating Expenses:
Depreciation and Amortization	4,567	4,895	9,067	10,041
General and Administrative	20,750	20,249	43,588	44,612
Total Operating Expenses	25,317	25,144	52,655	54,653

Net Operating Loss	(6,161)	(8,621)	(17,766)	(23,808)

Other Income (Expense)
Interest Income	24	2,088	103	2,819
Interest Expense	(96)	(321)	(246)	(692)
Total Other Income (Expense)	(72)	1,767	(143)	2,127

Net Loss	$(6,223)	$(6,854)	$(17,909)	$(21,681)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,441,900	5,210,688	5,441,900	5,337,244

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Six months Ended June 30, 2009 (Unaudited) and the Year Ended December 31, 2008 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

January 1, 2008	5,199,500	$5,199	$119,105	$(140,559)	$(16,255)

Shares issued for Cash	220,400	221	110,279		110,500

Shares issued for Services	22,000	22	10,978		11,000

Net loss				(63,132)	(63,132)

December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	42,113

Net Loss				(17,909)	(17,909)

June 30, 2009	5,441,900	$5,442	$240,362	$(221,600)	$24,204

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2009 and 2008 (Unaudited)

	Six months Ended June 30, 2009	Six months Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,909)	$(21,681)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	9,067	10,040
Change in assets and liabilities:
Shares issued in exchange for services	0	0
Decrease in inventory	(224)	(59)
(Increase) in other assets	(3,500)	(15,000)
(Decrease) in accounts payable	(164)	(6,430)
Increase (Decrease) in accrued expenses	341	(140)
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(12,389)	(33,270)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	0	(15,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	0	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes	(6,851)	(6,405)
Proceeds from sale of common stock	0	108,501
Payments on amounts due to shareholder	(23,100)	(1,900)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	(29,951)	100,196

NET INCREASE (DECREASE) IN CASH	(42,340)	51,926

Cash, beginning of period	125,926	82,099
Cash, end of period	$83,586	$134,025

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$246	$692
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Kingdom Koncrete, Inc. (The “Company”) operates a ‘carry and go’ concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

Kingdom Koncrete Inc. is the parent company of Kingdom Concrete, Inc. (“Kingdom Texas”), a company incorporated under the laws of the State of Texas. Kingdom Texas was established in 2003 and for the past six years has been operating a single plant in Texas.

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended June 30, 2009 and 2008 have been made.

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

Cash and Cash Equivalents:

Cash and cash equivalents includes cash in banks with original maturities of six months or less and are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $992 and $1,379 for the three months ended June 30, 2009 and 2008 respectively and $3,214 and $2,565 for the six months ended June 30, 2009 and 2008, respectively.

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

Comprehensive Income:

SFAS No. 130 “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of SFAS No. 157, Disclosures About Fair Value of Financial  Instruments,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.  The estimated fair value of the note payable approximate  its  carrying amounts  due  to  the  short  maturity  of  this instrument.  At June 30, 2009, the Company did not have any other financial instruments.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
Equipment	$156,406	$156,406
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(132,588)	(123,521)
Total Fixed Assets	$31,738	$40,805

Depreciation expense for the three month periods ended June 30, 2009 and 2008 was $4,567 and $4,895 respectively, and for the six month periods ended June 30, 2009 and 2008 was $9,067 and $10,041 respectively.

NOTE 3 – NOTE PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 71 months, due August 12, 2009.  Balances at June 30, 2009 are as follows:

	Balance remaining	Current portion	Long- Term
SBA loan	$3,486	$3,486	0

Interest expense was $96 and $321 for the three month periods ended June 30, 2009 and 2008 respectively, and $246 and $692 for the six month periods ended June 30, 2009 and 2008 respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company issued 222,400 shares during 2008 at a price of $.50 per share.  The Company issued 22,000 common shares for consulting services that were rendered.     No shares have been issued in 2009.

At June 30, 2009 there were 5,441,900 common shares outstanding .  There are no stock option plans or outstanding warrants as June 30, 2009.

NOTE 5 – INCOME TAXES

The Company has adopted SFAS No. 109, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets at June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$55,400	$50,923
Less: Valuation Allowance	(55,400)	(50,923)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $221,600 at June 30, 2009 and $203,691 at December 31, 2008, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at June 30, 2009 and December 31, 2008.

NOTE 6 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid on these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,150 for the three months ended June 30, 2009 and 2008 and was $6,700 and $6,300 for the six months ended June 30, 2009 and 2008.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through June 30, 2009 totaling $221,600 and had working capital of ($7,534).  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc..  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance;

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140"

SFAS No. 167:  "Accounting for Transfers of Financial Assets"

FSP No. FAS 107-1 and APB 28-1:   Interim Disclosures about Fair Value of Financial Instruments.

FSP No. FAS 115-2 and FAS 124-2:    Recognition and Presentation of Other-Than-Temporary Impairments.

FSP No. FAS 157-4:   Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

Management has reviewed these new standards and believe that they will have no material impact on the financial statements of the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009.   In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 4, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168.   Therefore, beginning with the 10Q filing for September 30, 2009, all references made by the Company to GAAP in the consolidated financial statements will be the new codification numbering system.  The Codification does not change or alter existing GAAP and therefore, is not expected to have any impact on the Company’s consolidated financial statements.

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of June 30, 2009, our general pricing structure was as follows:

	¼ yard	½ yard	¾ yard	1 yard	1 ¼ yard
4 bag	$72	$88	$105	$121	$137
5 bag	$73	$90	$110	$128	$146
6 bag	$74	$94	$115	$134	$154

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

•      4 bag mix: Fence posts

•      5 bag mix: Sidewalks, slabs, or footers

•      6 bag mix: Driveways

As of June 30, 2009, we had 5 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall, Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

RESULTS FOR THE QUARTER ENDED June 30, 2009

Our quarter ended on June 30, 2009.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2009 was $34,185 compared to $34,137 for the three month period ended June 30, 2008.  Revenue remained flat due to an approximate 2-3% price increase (impact about $1,000) and the closing of a nearby competitor who has been referring business toward the Company, offset by fewer construction projects as a result of the current economic recession.  The competitor that closed is approximately 15 miles away so we have received referral business for customers that reside between the locations.  This referral business impacted revenue about $3,000 during the quarter.

Revenue for the six months ended June 30, 2009, was $64,116 compared to $69,338 for the period ended June 30, 2008.  The decrease in revenue occurred during the first quarter and  is attributed to the overall decline in the economy, and the slow-down of construction related projects.  The second quarter rebounded (see above) and with referral business remaining steady coupled with the price increases we revenue to remain flat in the third quarter while the local economy continues to struggle with the nationwide recession.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2009 was $19,156 compared to $16,523 for the three months ended June 30, 2008.  Margins improved in the quarter ended June 30, 2009 versus 2008 from 48% to 56% .  The improvement is due to the aforementioned price increase of $1,000 or about 1% in gross margin and a 7% decrease in the cost of cement or about $1,100 in margin equaling a total improvement of 7.6%.

Gross profit for the six months ended June 30, 2009 was $34,889 compared to $30,845 for the six month period ended June 30, 2008.  Margins improved in the quarter ended June 30, 2009 versus the same period in 2008 from 45% to 54%.  The improvement is attributable to the aforementioned price increase of $1,000 or about 0.5% in gross margin, the cement cost reduction of about $1,100 during Q2 or about  2.8% in gross margin and favorable product mix in the first quarter totaling a total improvement of 9% points.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2009 were $20,750 compared to $29,249 for the three months ended June 30, 2008. The increase is mainly attributed to professional fees and contract services.  The professional fees were up $6,000 due to year-end audit fees compared to 2008 and the contract fees were up $4,000 for business consulting.  Both these categories, on a year-to-date bases, when added together are flat year-over year as the timing of expense incurred by quarter no longer impacts the results.  The above expenses do not include depreciation which was $4,567 and $4,895 for the three months ended June 30, 2009 and 2008 respectively.

Total operating expenses for the six months ended June 30, 2009, were $43,588 compared to expenses for the six month period ended June 30, 2008 of $44,612.  The decrease is mainly attributed to a decrease in repairs and maintenance of $1,900 partially off-set by an increase in rent year-over-year of $400.  The above expenses do not include depreciation which was $9,067 and $10,041 for the six months ended June 30, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months June 30, 2009 was $6,233 compared to a net loss of $6,854 for the three month period ended June 30, 2008.  The increase in price ($1,000) and raw material cost reductions ($1,100) were more than offset by the increase in professional fees and contract services ($10,000).

Net loss for the six months ended June 30, 2009 was $17,909 compared to the six month period ended June 30, 2008 of $21,681.  The increase in price ($1,000), raw material cost reductions ($1,000) and the product mix improvement as discussed above wee the reasons for the improvement.  Operating expenses were slightly favorable ($1,000) due to reduced repairs and maintenance costs.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of June 30, 2009, Kingdom Koncrete has raised $210,950 by selling 421,900 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  And although operating cash flows (net loss less depreciation) were about -$8,800, approximately $23,000 of that loss was related to professional fees and contract services that were paid by the funds raised in the offering that became effective in July 2007.  Backing out this expense the company had positive modified cash flows of about $4,800 for the six months ended June 30, 2009. The President has advanced the Company $85,556 and $108,656 as of June 30, 2009 and 2008, respectively, for working capital.  No interest is paid on this advance.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above modified cash flow from operating activities for the six month period ended June 30, 2009 when backing out the professional fees and contract services was about $4,800.  The comparative cash flows from activities number for the six months ended June 30, 2008 was about $8,000.  With the price increase that was administered in 2009, the cement cost reduction and the referral business the Company believes that operating cash flow will be sufficient to support the business going-forward.

Capital Resources

In September 2003, the Company entered into a loan agreement that has a term of six years, ending August 2009.  The general purpose of the loan agreement was to purchase the concrete batch plant that the company owns and uses in daily operations.  As of June 30, 2009 the Company owes $3,486, under this loan agreement.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  Due to the recession, we expect do not expect 2009 to be a typical year.  At the beginning of the year we saw that people had less discretionary money to spend on projects but have begun to see an improvement in the latter part of Q2 2009.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by $8,842 to ($7,534).  This reduction is due to the decrease in cash of $38,800 since December 31, 2008.  This reduction in cash was partially off-set by repayments to the shareholder on his advances of $23,100 and debt payments of $6,800.  Accounts payable and accrued expenses remained flat.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $17,900 due to the net loss in the six months ended June 30, 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended June 30, 2009, our Chief Executive and Chief Financial Officer as of June 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 3, 2009