Form 10-Q
period 2009-09-30
KINGDOM KONCRETE, INC.
filed 2009-11-06
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of November 1, 2009, there were 5,441,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of September 30, 2009 and December 31, 2008

	As of September 30, 2009 (Unaudited)	As of December 31, 2008 (Audited)
Assets
Current Assets
Cash	$71,515	$125,926
Inventory	1,353	250
Other Current Assets	3,500	0
Total Current Assets	76,368	126,176
Fixed Assets:
Equipment	164,194	156,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(137,365)	(123,521)
Total Fixed Assets	34,749	40,805

Total Assets	$111,117	$166,981

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$4,443	$4,305
Accrued Expenses	1,634	1,570
Due to Shareholder	83,156	108,656
Note Payable Equipment	0	10,337
Total Current Liabilities	89,233	124,868

Total Liabilities	89,233	124,868
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,441,900 and 5,441,900 shares issued and outstanding respectively	5,442	5,442
Additional Paid In Capital	240,362	240,362
Accumulated Deficit	(223,920)	(203,691)
Total Shareholders’ Equity	21,884	42,113
Total Liabilities and Shareholders’ Equity	$111,117	$166,981

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenue
Revenue	$30,596	$25,731	$94,712	$95,069
Cost of Sales	15,661	13,613	44,888	52,106
Gross Profit	14,935	12,118	49,824	42,963

Operating Expenses:
Depreciation and Amortization	4,777	4,894	13,844	14,935
General and Administrative	12,451	28,396	56,039	72,988
Total Operating Expenses	17,228	33,290	69,883	87,923

Net Operating Loss	(2,293)	(21,172)	(20,059)	(44,960)

Other Income (Expense)
Interest Income	8	150	111	2,969
Interest Expense	(35)	(245)	(281)	(957)
Total Other Income (Expense)	(27)	(95)	(170)	2,012

Net Loss	$(2,320)	$(21,267)	$(20,229)	$(42,948)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	5,441,900	5,434,922	5,441,900	5,370,041

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Nine months Ended September 30, 2009 (Unaudited) and the Year Ended December 31, 2008 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

January 1, 2008	5,199,500	$5,199	$119,105	$(140,559)	$(16,255)

Shares issued for Cash	220,400	221	110,279		110,500

Shares issued for Services	22,000	22	10,978		11,000

Net Loss				(63,132)	(63,132)

December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	42,113

Net Loss				(20,229)	(20,229)

September 30, 2009	5,441,900	$5,442	$240,362	$(223,920)	$21,884

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2009 and 2008 (Unaudited)

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,229)	$(42,948)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	13,844	14,934
Change in assets and liabilities:
Shares issued in exchange for services	0	10,000
(Increase) in inventory	(1,103)	(2,106)
(Increase) in other assets	(3,500)	(17,500)
Increase/(Decrease) in accounts payable	138	(6,429)
Increase (Decrease) in accrued expenses	64	(351)
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(10,786)	(44,400)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(7,788)	(15,000)

CASH FLOWS USED IN INVESTING ACTIVITIES	(7,788)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment note payable	(10,337)	(9,689)
Proceeds from sale of common stock	0	111,500
Payments on amounts due to shareholder	(25,500)	(2,400)

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES	(35,837)	99,411

NET INCREASE (DECREASE) IN CASH	(54,411)	40,011

Cash, beginning of period	125,926	82,099
Cash, end of period	$71,515	$122,110

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$281	$937
Income taxes paid	$0	$0

See accompanying summary of accounting policies and notes to financial statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2009 and 2008 have been made.

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”, (formerly Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met.

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

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Advertising:

Advertising costs are expensed as incurred.  These expenses were $362 and $297 for the three months ended September 30, 2009 and 2008,  respectively and $3,576 and $2,862 for the nine months ended September 30, 2009 and 2008, respectively.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2009 and 2008, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly SFAS No. 157, Disclosures About Fair Value of Financial  Instruments”),  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At September 30, 2009, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Equipment	$164,194	$156,406
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(137,365)	(123,521)
Total Fixed Assets	$34,749	$40,805

Depreciation expense for the three month periods ended September 30, 2009 and 2008 was $4,777 and $4,894 respectively, and was  $13,844 and $14,935 for the nine month periods ended September 30, 2009 and 2008, respectively.

During the three months ended September 30, 2009 two additional mixing trailers were purchased for $7,788 and are being depreciated over five years.  This was added to the Equipment category.

NOTE 3 – NOTE PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment was $1,183 including principal and interest for 71 months, due August 12, 2009.  During the three month period ended September 30, 2009 the loan balance was fully repaid and the Company has no long-term liabilities outstanding as of September 30, 2009.

Interest expense was $35 and $245 for the three month periods ended September 30, 2009 and 2008 respectively, and $281 and $957 for the nine month periods ended September 30, 2009 and 2008,  respectively.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company issued 222,400 shares during 2008 at a price of $.50 per share.  The Company issued 22,000 common shares for consulting services that were rendered.     No shares have been issued in 2009.

At September 30, 2009 there were 5,441,900 common shares outstanding .  There are no stock option plans or outstanding warrants as of September 30, 2009.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10 (formerly SFAS No. 109), which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Deferred tax assets at September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
Net Operating Loss Carryforward	$55,980	$50,923
Less: Valuation Allowance	(55,980)	(50,923)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $223,920 at September 30, 2009 and $203,691 at December 31, 2008, and will expire in the years 2025 through 2029.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2009 and 2008 is attributable to the valuation allowance.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at September 30, 2009 and December 31, 2008.

NOTE 6 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,150 for the three months ended September 30, 2009 and 2008, respectively, and was $10,150 and $9,450 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2009 totaling $223,920 and had negative working capital of ($12,865).  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc..  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance:

SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which will be integrated into the ASC upon the effective date, which is for the first annual or quarterly period after November 15, 2009.

 FSP No. FAS 107-1 and APB 28-1:  “Interim Disclosures about Fair Value of Financial Instruments”, which was codified into ASC 825.

FSP No. FAS 115-2 and FAS 124-2:  “Recognition and Presentation of Other-Than-Temporary Impairments”, which was codified into ASC 320-10-65-4.

FSP No. FAS 157-4:   “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which was codified into ASC 820-10-65-4.

Management has reviewed these new standards and believes that they will have no material impact on the financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 1, 2009, which is the date the financial statements were issued.    No reportable subsequent events were noted.

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

We sell concrete on small, manageable, mobile mixing trailers to help complete a smaller project.  The result is less cost and a better product.  One trailer can mix from ј to 1ј yards for patios, sidewalks, slabs, fence posts or other concrete work.  We sell to companies, municipalities, subcontractors and homeowners.  Our transit-mix trailers are a completely different concept.  In the past, with other types of pre-mixed concrete, the mix would settle out and begin to set as it was being delivered to the job site, giving a limited range and an inferior product that was difficult to work with.  Our trailers mix on the way to the job, just like the “big” trucks.  The concrete arrives ready for the job.

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of September 30, 2009, our general pricing structure was as follows:

	¼ yard	½ yard	¾ yard	1 yard	1 ¼ yard
4 bag	$72	$88	$105	$121	$137
5 bag	$73	$92	$110	$128	$146
6 bag	$74	$94	$115	$134	$154

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

·      4 bag mix: Fence posts

·      5 bag mix: Sidewalks, slabs, or footers

·      6 bag mix: Driveways

As of September 30, 2009, we had 7 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall, Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Employees
We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED September 30, 2009

Our quarter ended on September 30, 2009.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2009 was $30,596 compared to $25,731 for the three month period ended September 30, 2008.  Revenue increased $4,800 or 19% as the third quarter of 2008 was when we began to feel the impact of the recession, and the reduced number of residential and commercial construction projects.  The price (2-3%) increase referenced in our second quarter Form 10-Q also impacted the current quarter about $1,000 and the closing of a nearby competitor who has been referring business toward the Company with a revenue increase of about $4,000.

Revenue for the nine months ended September 30, 2009, was $94,712 compared to $95,069 for the period ended September 30, 2008.  Revenue, is in essence flat year-over-year, being down in the first quarter and  which was attributed to the overall decline in the economy and the slow-down of construction related projects.  The second and third quarters rebounded (see above) and with referral business ($7,000) remaining steady coupled with the price increases ($2,000) we generated to remain flat year-over-year while the local economy continues to struggle with the nationwide recession.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2009 was $14,935 compared to $12,118 for the three months ended September 30, 2008.  Margins improved in the quarter ended September 30, 2009 versus 2008 from 47.1% to 48.8%.  The improvement is due to the aforementioned price increase of $1,000 or about 1% in gross margin and a small decrease in the cost of cement.

Gross profit for the nine months ended September 30, 2009 was $49,824 compared to $42,963 for the nine month period ended September 30, 2008.  Margins improved in the quarter ended September 30, 2009 versus the same period in 2008 from 45.2% to 52.6%.  The improvement is attributable to price increase of $2,000 or about 1.0% in gross margin, the cement cost reduction of about $1,200 during Q1 and Q2 or about  1.3% in gross margin and an overall favorable product mix totaling a total improvement of 7.4% points.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2009 were $12,451 compared to $28,396 for the three months ended September 30, 2008. The decrease is attributed to contract services.  In Q3 2008 the Company incurred a $15,000 expense related to third party business consulting; this was non-recurring.  Professional fees were down $3,300 due to lower 2009 accounting costs.  The above expenses do not include depreciation which was $4,777 and $4,894 for the three months ended September 30, 2009 and 2008 respectively.

Total operating expenses for the nine months ended September 30, 2009, were $56,039 compared to expenses for the nine month period ended September 30, 2008 of $72,988.  The decrease is mainly attributed to a contract services due to a $15,000 consulting service expense in Q3 2008. Professional fees are down $6,100 year-over-year due to lower year-end audit fees and accounting expenses and partially offset by increased franchise tax expense of $1,200. The above expenses do not include depreciation which was $13,844 and $14,935 for the nine months ended September 30, 2009 and 2008, respectively.

NET INCOME (LOSS). Net loss for the three months September 30, 2009 was $2,320 compared to a net loss of $21,267 for the three month period ended September 30, 2008.  The increase in price ($1,000) and the reduction in professional fees and contract services ($18,000) are the drivers behind the improvment.

Net loss for the nine months ended September 30, 2009 was $20,229 compared to the nine month period ended September 30, 2008 of $42,948.  The increase in price ($2,000), raw material cost reductions ($1,100) and the product mix improvement as discussed above were the reasons for the improvement combined with the favorable operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of September 30, 2009, Kingdom Koncrete has raised $210,950 by selling 421,900 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  And although operating cash flows (net loss excluding depreciation) were about $3,058 for the nine months ended September 30, 2009, approximately $26,400 of expenses was related to professional fees and contract services that were paid by the funds raised in the offering that became effective in July 2007.  Backing out this expense the company had positive modified cash flows of about $30,000 for the nine months ended September 30, 2009. The President has advanced the Company $83,156 and $108,656 as of September 30, 2009 and December 31, 2008, respectively, for working capital.  No interest is paid on this advance.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above modified cash flow from operating activities for the nine month period ended September 30, 2009 when backing out the professional fees and contract services was about $20,000.  With the price increase that was administered in 2009, the cement cost reduction and the referral business the Company believes that operating cash flow will be sufficient to support the business going-forward.

Capital Resources

In September 2003, the Company entered into a loan agreement that has a term of six years, ending August 2009.  The general purpose of the loan agreement was to purchase the concrete batch plant that the company owns and uses in daily operations.  As of September 30, 2009 the Company owes $0, under this loan agreement as the loan was paid in-full, within terms, during the three months ended September 30, 2009.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  Due to the recession, we expect do not expect 2009 to be a typical year.  At the beginning of the year we saw that people spent less discretionary money on construction projects, but have begun to see an improvement in the latter part of 2009.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by $14,173 to ($12,865) since December 31, 2008.  This reduction is due to the decrease in cash of $54,400 since December 31, 2008.  This reduction in cash was partially off-set by repayments to the shareholder on his advances of $25,500 and note payments of $10,300.  Accounts payable and accrued expenses remained flat.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $20,200 due to the net loss in the nine months ended September 30, 2009.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2009, our Chief Executive and Chief Financial Officer as of September 30, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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
Edward Stevens, Chief Executive Officer
and  Chief Financial Officer

Date: November 6, 2009