Form 10-K
period 2009-12-31
KINGDOM KONCRETE, INC.
filed 2010-03-05
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2009

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009: $830,119

Shares of common stock outstanding at March 3, 2010:    5,471,900

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of December 31, 2009, our general pricing structure was as follows:

	1/4 yard	1/2 yard	3/4 yard	1 yard	1 1/4 yard
4 bag	$72	$88	$105	$121	$137
5 bag	$73	$92	$110	$128	$146
6 bag	$74	$94	$115	$134	$154

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

●	4 bag mix: Fence posts

●	5 bag mix: Sidewalks, slabs, or footers

●	6 bag mis: Driveways

As of December 31, 2009, we had 7 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Concrete manufacturers generally obtain contracts through local sales and marketing efforts they direct at general contractors, developers and home builders. As a result, local relationships are very important.  Based on industry information available from the National Ready-Mixed Concrete Association (

Historically, barriers to the start-up of a new ready-mixed concrete manufacturing operation were low. During the past several years, public concerns about dust, process water runoff, noise and heavy mixer and other truck traffic associated with the operation of ready-mixed concrete plants and their general appearance have made obtaining the permits and licenses required for new plants more difficult. Delays in the regulatory process, coupled with the substantial capital investment that start-up operations entail, have raised the barriers to entry for those operations.

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

Improving Marketing and Sales Initiatives
Our marketing strategy emphasizes the sale of value-added products to customers more focused on reducing their in-place building material costs than on the price per cubic yard of the ready-mixed concrete they purchase. We also strive to increase operating efficiencies. We believe that, if we continue to increase in size on both a local and national level, we should continue to experience future productivity and cost improvements in such areas as:

●	materials, through procurement and optimized mix designs;

●	purchases of mixer trailers and other equipment, supplies, spare parts and tools;

●	vehicle and equipment maintenance; and

●	insurance and other risk management programs.

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

Any future decisions we make regarding the construction of additional plants will be impacted by market factors, including:

●	the expected production demand for the plant;

●	the expected types of projects the plant will service; and

●	the desired location of the plant.

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of December 31, 2009 we operate a fleet of 7 mixer trailers, which had an average age of approximately 4.3 years.

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

Employees
We currently employ one employee, the President.

Governmental Regulation and Environmental Matters
A wide range of federal, state and local laws, ordinances and regulations apply to our operations, including the following matters:

●	land usage;

●	street and highway usage;

●	air quality; and

●	health, safety and environmental matters.

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

We have all material permits and licenses we need to conduct our operations and are in substantial compliance with applicable regulatory requirements relating to our operations. We had no capital expenditures relating to environmental matters in the current fiscal year. We currently do not anticipate any material adverse effect on our business, financial condition, results of operations or cash flows as a result of our future compliance with existing environmental laws controlling the discharge of materials into the environment.

Insurance:
We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2009.

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

As of December 31, 2009, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 22, 2009, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Ed Stevens as our sole director.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock traded over-the-counter – bulletin board during 2009. The stock traded on October 10, 2009 for $1.01.

At December 31, 2009, we had approximately 82 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2009

EXECUTIVE OVERVIEW: After double digit growth from 2007 to 2008 (15.9%) we realized the impact of the nationwide recession in 2009 as sales reduced 6.9%.  We benefited from a competitor closing and from some modest year-over-year price increases that helped offset a potentially larger revenue reduction versus 2008.  We implemented strict cost controls, utilized less outside services (whether professional or other), to improve profitability and the net result was a net improvement to the bottom line of about $34,000.

REVENUES: Revenues for the twelve months ended December 31, 2009 were $116,211 compared to $124,802 for the twelve months ended December 31, 2008. The decrease of 6.9% is due to the overall decline in the economy and the slow-down of construction related projects. Price increases, which were implemented in the fourth quarter of 2008,  impacted revenue about $3,000 year-over-year, and referral business from a near-by competitor that went out of business, impacted revenue about $7,000 in the second and third quarters.  These two items helped off-set declining revenue while the local economy struggled with the nationwide recession.

COST OF SALES: Cost of sales for the twelve months ended December 31, 2009 were $55,945 compared to $67,855 for the twelve months ended December 31, 2008 making the gross profit percentages 51.9% and 45.6% respectively. The margin improvement is related to three main factors.  1) Impact of price increases of $3,000.  This impacted margins about 2.6%.  2) Cost decreases on cement of approximately $1,600 or 1.4% margin points.  The remaining 2.3% points were related to volume mix.

OPERATING EXPENSES: Total operating expenses, exclusive of depreciation, for the twelve months ended December 31, 2009 were $71,229 compared to $102,681 for the twelve months ended December 31, 2008. The decrease is related to three significant items: 1) A decrease in contract services of $21,300 for business development, strategy planning and basic financial assistance; 2) Decreased professional fees of $8,900 due to lower audit fees and bookkeeping services; and 3) Reduced office expense of $3,000 due to computer equipment that was purchased the prior year. The above costs do not include depreciation expense which was $18,212 for the twelve month period ended December 31, 2009 versus $19,829 for the equivalent periods ended December 31, 2008.

We had interest expense of $224 and $682 in 2009 and 2008, respectively.

NET LOSS: Net loss for the twelve months ended December 31, 2009 was $29,281 compared to a loss of $63,132 for the twelve months ended December 31, 2008 due to the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES:   Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of December 31, 2009, Kingdom Koncrete raised $209,950  by selling 419,900 shares.  In 2009 the Company sold 30,000 restricted shares for $15,000.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  And although operating cash flows (net loss excluding depreciation) were a negative $11,000 for the twelve months ended December 31, 2009, approximately $32,000 of expenses were related to professional fees and contract services that were paid by the funds raised in the offering that became effective in July 2007.  Backing out this expense the company had positive modified cash flows of about $21,000 for the twelve months ended December 31, 2009. The President has advanced the Company $67,656 and $108,656 as of December 31, 2009 and 2008, respectively, for working capital.  No interest is paid on this advance.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above modified cash flow from operating activities for the twelve month period ended December 31, 2009 when backing out the professional fees and contract services was about $21,000.  With the price increase that was administered in 2009, the cement cost reduction and the referral business the Company believes that operating cash flow will be sufficient to support the business going-forward.

Capital Resources:

In September 2003, the Company entered into a loan agreement that has a term of six years, ending August 2009.  The general purpose of the loan agreement was to purchase the concrete batch plant that the company owns and uses in daily operations.  As of December 31, 2009 the Company owes $0, under this loan agreement as the loan was paid in-full, within terms, during the three months ended September 30, 2009.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  Even with the recession, we still experienced the seasonal swings with the winter months (January – March and October to December) fluctuating more than the prior year.  At the beginning of the year we saw that people spent less discretionary money on construction projects, saw improvement in the spring and summer of 2009, and a reduction of orders late in the year.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition:

WORKING CAPITAL: Working Capital decreased by $3,857 to ($2,549) since December 31, 2008.  This reduction is due to the decrease in cash of $56,000 since December 31, 2008.  This reduction in cash was partially off-set by repayments to the shareholder on his advances of $41,000 and note payments of $10,300.  Accounts payable and accrued expenses remained flat.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense, interest expense accruals on loans.  Please reference footnotes two and three.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $14,300 due to the net loss in the twelve months ended December 31, 2009 of $29,300 and partially offset by cash advances (subsequently converted into restricted stock) of $15,000.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Although 2010 has started slowly due to the inclement weather in North Texas we are planning low double-digit revenue growth in 2010 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-12 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2009, our Chief Executive and Chief Financial Officer as of December 31, 2009 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2009.   Based on its evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Stevens	54	Chief Executive Officer, Chief Financial Officer, and Director since December 29, 2006

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2009 and 2008 as compensation.

Name	Capacity Served	Aggregate Remuneration
Edward Stevens	Chief Executive Officer, Chief Financial Officer, and Director	2009: $0 2008: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2009 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Edward Stevens	4,650,000	84.98

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2010, the Company had an account payable to a shareholder for accounting and consulting services.

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,000 and $8,500 for the years ended December 31, 2009 and 2008, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $6,000 and $6,000 for the years ended December 31, 2009 and 2008, respectively.

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

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:

•	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
•	The Board ensures that the firm is registered with the PCAOB.
•	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2009.

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

Dated: March 5, 2010

KINGDOM KONCRETE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Kingdom Koncrete, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Kingdom Koncrete, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2009 and 2008 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

February 24, 2009

KINGDOM KONCRETE, INC. Consolidated Balance Sheets December 31, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$69,928	$125,926
Inventory	459	250
Total Current Assets	70,387	126,176

Fixed Assets
Equipment	164,194	156,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(141,733)	(123,521)
Total Fixed Assets	30,381	40,805

TOTAL ASSETS	$100,768	$166,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable--Related Party	$4,000	$4,000
Accounts Payable	200	305
Accrued Expenses	1,080	1,570
Advances from Shareholder	67,656	108,656
Current Portion of Long Term Note Payable	0	10,337
Total Current Liabilities	72,936	124,868

Long Term Liabilities
Notes Payable	0	10,337
Less: Current Portion	0	(10,337)
Total Long Term Liabilities	0	0
Total Liabilities	72,936	124,868

Stockholders' Equity
Common Shares, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,441,900 shares issued
and outstanding	5,472	5,442
Additional Paid-In Capital	255,332	240,362
Retained Earnings (Deficit)	(232,972)	(203,691)
Total Stockholders' Equity	27,832	42,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,768	$166,981

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2009 and 2008

	2009	2008

REVENUES	$116,211	$124,802
COST OF SALES	55,945	67,855
GROSS PROFIT	60,266	56,947

OPERATING EXPENSES

Depreciation & Amortization	18,212	19,829
Advertising	4,348	3,240
General and Administrative	66,881	99,441
TOTAL OPERATING EXPENSES	89,441	122,510

NET OPERATING (LOSS)	(29,175)	(65,563)

OTHER INCOME (EXPENSE)
Interest Income	118	3,113
Interest Expense	(224)	(682)
TOTAL OTHER INCOME (EXPENSE)	(106)	2,431

NET (LOSS) BEFORE INCOME TAXES	(29,281)	(63,132)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(29,281)	$(63,132)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,447,525	5,387,823
Income (Loss) per Share	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2009 and 2008

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2008	5,199,500	$5,199	$119,105	$(140,559)	$(16,255)

Issuance of Common Stock for Cash	220,400	221	110,279		110,500

Issuance of Common Stock for Services	22,000	22	10,978		11,000

Net (Loss)				(63,132)	(63,132)

Stockholders' Equity (Deficit) at December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	$42,113

Issuance of Common Stock for Cash	30,000	30	14,970		15,000

Net (Loss)				(29,281)	(29,281)

Stockholders' Equity (Deficit) at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	$27,832

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(29,281)	$(63,132)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	18,212	19,829
Shares Issued in Exchange for Services	0	11,000
(Increase) Decrease in Inventory	(209)	646
(Decrease) in Accounts Payable	(105)	(4,017)
(Decrease) in Accrued Expenses	(490)	(70)
Net Cash (Used) by Operating Activities	(11,873)	(35,744)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(7,788)	(15,000)
Net Cash (Used) by Investing Activities	(7,788)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Notes	(10,337)	(13,029)
Payments on Shareholder Advance	(41,000)	(2,900)
Proceeds from Sale of Common Stock	15,000	110,500
Net Cash Provided/(Used) by Financing Activities	(36,337)	94,571

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,998)	43,827

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	125,926	82,099

CASH AND CASH EQUIVALENTS AT END OF YEAR	$69,928	$125,926

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$224	$682
Shares Issued in Exchange for Services	$0	$11,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Kingdom Koncrete, Inc. (The “Company”) operates a ‘carry and go’ concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

Kingdom Koncrete Inc. is the parent company of Kingdom Concrete, Inc. (“Kingdom Texas”), a company incorporated under the laws of the State of Texas. Kingdom Texas was established in 2003 and for the past four years has been operating a single facility in Texas.

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

FASB Accounting Standards Codification:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the organization of authoritative guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). This new guidance created the FASB Accounting Standards Codification (“Codification”).  The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company in its quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balance and transactions are eliminated.  Investments in subsidiaries are reported using the consolidation method.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 107), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things,  as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2009, the Company did not have any financial instruments other than cash and cash equivalents.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements",  (formerly Staff Accounting Bulletin No. 104 (“SAB 104”).  Revenue will be recognized only when all of the following criteria have been met:

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $4,348 and $3,240 for the years ended December 31, 2009 and 2008, respectively.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2009 and 2008 are comprised of the following:

	2009	2008

Equipment	$164,194	$156,406
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(141,733)	(123,521)

Total Fixed Assets	$30,381	$40,805

Depreciation expense was $18,212 and $19,829 for the years ended December 31, 2009 and 2008, respectively.

NOTE 3 – NOTES PAYABLE

The Company acquired machinery and equipment through an SBA loan on September 12, 2003 in the amount of $70,000 with an interest rate of 6.59%.  The monthly payment is $1,183 including principal and interest for 72 months, due August 12, 2009.  The remaining balances at December 31, 2009 and 2008 were $0 and $10,337, respectively,  all of which was current.  The loan was fully paid-off in August 2009.

Interest expense was $224 and $682 for the years ended December 31, 2009 and 2008, respectively.

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company issued 220,400 common shares during 2008 at a price of $.50 per share.   The Company issued 22,000 common shares for consulting services that were rendered.

The Company converted $15,000 of advances during 2009 for 30,000 shares.

At December 31, 2009 there were 5,471,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of December 31, 2009.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2009 and 2008 are as follows:

Deferred Tax Asset Related to:
	2009	2008
Prior Year	$50,923	$35,140
Tax Benefit for Current Year	7,320	15,783
Total Deferred Tax Asset	58,243	50,923
Less: Valuation Allowance	(58,243)	(50,923)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $232,972 at December 31, 2009, and will expire in the years 2025 through 2028.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2009.

NOTE 6 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The amounts due at December 31, 2009 and 2008 are $67,656 and $108,656, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and operational facilities on a month-to-month basis. Rent expense was $13,600 and $12,900 for the years ended December 31, 2009 and 2008.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2009 totaling $232,972 and recurring losses from operations.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2009, the FASB issued the following guidance:

 SFAS No. 166:  "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140", which was codified into ASC 860, which be effective for the Company as of January 1, 2010.

SFAS No. 167:  "Accounting for Transfers of Financial Assets", which was codified into ASC 810-10, which will be effective for the Company as of January 1, 2010.

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

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

During 2009, the FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through March 3, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.