Form 10-Q
period 2010-06-30
KINGDOM KONCRETE, INC.
filed 2010-08-11
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 4, 2010, there were 5,471,900 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	13

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2	Changes in Securities	15
Item 3	Default upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	15
Item 6	Exhibits and Reports on Form 8-K	15

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of June 30, 2010 and December 31, 2009

	As of June 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$58,019	$69,928
Inventory	2,572	459
Total Current Assets	60,591	70,387

Fixed Assets:
Equipment	164,194	164,194
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(149,298)	(141,733)
Total Fixed Assets	22,816	30,381

Total Assets	$83,407	$100,768

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$4,000	$4,000
Accounts Payable	0	200
Accrued Expenses	775	1,080
Due to Shareholder	64,656	67,656
Total Current Liabilities	69,431	72,936

Total Liabilities	69,431	72,936
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,471,900 shares issued and outstanding, respectively	5,472	5,472
Additional Paid In Capital	255,332	255,332
Accumulated Deficit	(246,828)	(232,972)
Total Shareholders’ Equity	13,976	27,832
Total Liabilities and Shareholders’ Equity	$83,407	$100,768

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenue	$37,641	$34,185	$56,908	$64,116
Cost of Sales	19,920	15,029	30,558	29,227
Gross Profit	17,721	19,156	26,350	34,889

Operating Expenses:
Depreciation and Amortization	3,782	4,567	7,565	9,067
General and Administrative	14,141	20,750	32,657	43,588
Total Operating Expenses	17,923	25,317	40,222	52,655

Net Operating Loss	(202)	(6,161)	(13,872)	(17,766)

Other Income (Expense)
Interest Income	8	24	16	103
Interest Expense	0	(96)	0	(246)
Total Other Income (Expense)	8	(72)	16	(143)

Net Loss	$(194)	$(6,223)	$(13,856)	$(17,909)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,471,900	5,441,900	5,471,900	5,441,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Six Months Ended June 30, 2010 (Unaudited) and the Year Ended December 31, 2009 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity at December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	$42,113

Issuance of Common Stock for Cash	30,000	30	14,970		15,000

Net Loss				(29,281)	(29,281)

Stockholders’ Equity at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	27,832

Net Loss				(13,856)	(13,856)

Stockholders’ Equity at June 30, 2010	5,471,900	$5,472	$255,332	$(246,828)	$13,976

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 (Unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,856)	$(17,909)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	7,565	9,067
Change in assets and liabilities:
(Increase) in inventory	(2,113)	(224)
(Increase) in other assets	0	(3,500)
(Decrease) in accounts payable	(200)	(164)
Increase (Decrease) in accrued expenses	(305)	341
CASH FLOWS (USED) IN OPERATING ACTIVITIES	(8,909)	(12,389)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on equipment note payable	0	(6,851)
Payments on amounts due to shareholder	(3,000)	(23,100)
CASH FLOWS USED IN FINANCING ACTIVITIES	(3,000)	(29,951)

NET DECREASE IN CASH	(11,909)	(42,340)

Cash, beginning of period	69,928	125,926
Cash, end of period	$58,019	$83,586

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$246
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended June 30, 2010 and 2009 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $2,283 and $992 for the three months ended June 30, 2010 and 2009, respectively, and $2,783 and $3,214 for the six months ended June 30, 2010 and 2009, respectively.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2010 and 2009, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly SFAS No. 157, Disclosures About Fair Value of Financial  Instruments”),  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At June 30, 2010, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Equipment	$164,194	$164,194
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(149,298)	(141,733)
Total Fixed Assets	$22,816	$30,381

Depreciation expense for the three month periods ended June 30, 2010 and 2009 was $3,782 and $4,567, respectively, and $7,565 and $9,067 for the six month periods ended June 30, 2010 and 2009, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company converted $15,000 of advances into 30,000 shares of common stock during 2009.    No shares have been issued during the six months ended June 30, 2010.

At June 30, 2010 there were 5,471,900 common shares outstanding .  There are no stock option plans or outstanding warrants as of June 30, 2010.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2010 and December 31, 2009 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2010	2009
Prior Year	$58,243	$50,923
Tax Benefit for Current Period	3,464	7,320
Net Operating Loss Carryforward	61,707	58,243
Less: Valuation Allowance	(61,707)	(58,243)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $246,828 at June 30, 2010 and $232,972 at December 31, 2009, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at June 30, 2010 and December 31, 2009.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at June 30, 2010 and December 31, 2009 was $64,656 and $67,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended June 30, 2010 and 2009, respectively, and $6,900 and $6,700 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through June 30, 2010 totaling about $246,828 and had negative working capital of $8,840.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

In 2010, the FASB issued the following guidance

Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”).

ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”).

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.

NOTE 9 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through August 4, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

After a slow start to 2010 due to the slow economy and the cold and wet winter that we experienced in North Texas, the second quarter of 2010 saw improved weather and a strong rebound to our business.  Sales in the three months ended June 30, 2010 were $37,641, up 26% from the three months ended March 31, 2010, and were up $3,456 or 10% compared to the three months ended June 30, 2009.  Year-over-year we are still down 5% or about $7,200 but the trend is looking favorable for the first time in many quarters.

To off-set the reduced revenue we continued to cut-back on costs where feasible and managed to reduced the loss compared to prior year comparables on less sales.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED June 30, 2010

Our quarter ended on June 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2010 was $37,641 compared to $34,185 for the three month period ended June 30, 2009.  Revenue for the six months ended June 30, 2010 was $56,908 compared to $64,116 for the six month period ended June 30, 2009.  The increase in revenue in the three month period ended June 30, 2010 is due to the improved economic conditions versus 2009 and timing as the first quarter sales were depressed due to the poor weather in North Texas.  The reduction in revenue for the six months ended June 30, 2010 is primarily due to the slow economy and the cool and wet weather North Texas has experienced in the first quarter of 2010.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2010 was $17,721 compared to $19,156 for the three months ended June 30, 2009.  Gross profit for the six months ended June 30, 2010 was $26,350 compared to $34,889 for the six months ended June 30, 2009.  Margins deteriorated in the three and six months ended June 30, 2010 versus 2009 from 56.0% to 47.1% (3 months) and 54.4% to 46.3% (six months).  The reduction is due to sales mix (batch sizes – larger batch sizes have a lower margin).

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2010 were $14,141 compared to $20,750 for the three months ended June 30, 2009. Total operating expenses for the six months ended June 30, 2010 were $32,657 compared to $43,588 for the six months ended June 30, 2009.  The decrease in the three months ended June 30, 2010 is attributed mainly to contract services and professional fees of about $8,200 as 2009 saw increased consulting services.  The decrease in the six months ended June 30, 2010 is attributed to contract services and professional fees of about $10,100.  The expenses above do not include depreciation which was $3,782 and $4,567 for the three months ended June 30, 2010 and 2009 respectively, and $7,565 and $9,067 for the six months ended June 30, 2010 and 2009, respectively.

NET INCOME (LOSS). Net loss for the three month period ended June 30, 2010 was $194 compared to a net loss of $6,223 for the three month period ended June 30, 2009.  The expenses reduction mentioned above and the increased sales off-set the lower margins.  Net loss for the six months June 30, 2010 was $13,856  compared to a net loss of $17,909 for the six month period ended June 30, 2009.  Again expense reductions off-set the lower margins.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of June 30, 2010, Kingdom Koncrete has raised $209,950 by selling 419,900 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at June 30, 2010 and 2009 Net Cash Used by Operating Activities were $8,909 and $12,389, respectively) it relies on the President to advance the Company working capital.  As of June 30, 2010 and December 31, 2009 the President has advanced the Company $64,656 and $67,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was negative for the three months ended June 30, 2010 and for the year ended December 31, 2009.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

Capital Resources

In September 2003, the Company entered into a loan agreement that had a term of six years, ending August 2009.  The general purpose of the loan agreement was to purchase the concrete batch plant that the company owns and uses in daily operations.  As of June 30, 2010 the Company owes nothing under this loan agreement, as the loan was paid in-full, within terms, during the three months ended September 30, 2009.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  Due to the recession, we do not expect 2010 to be a typical year.  At the beginning of the year we are off to a slow start, and are cautiously optimistic after a strong second quarter.  Overall we anticipate lower year-over-year revenues for 2010 versus 2009.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $6,291 to ($8,840) since December 31, 2009.  This reduction is due to the decrease in cash of about $11,900 since December 31, 2009.  This reduction in cash was partially off-set an by increase in inventory of about $2,100 and payments on the shareholder advances of $3,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $13,856 due to the net loss in the six months ended June 30, 2010.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2010, our Chief Executive and Chief Financial Officer as of June 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date:  August 4, 2010