Form 10-Q
period 2010-09-30
KINGDOM KONCRETE, INC.
filed 2010-11-12
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of November 10, 2010, there were 5,471,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of September 30, 2010 and December 31, 2009

	As of September 30, 2010 (Unaudited)	As of December 31, 2009 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$44,786	$69,928
Inventory	532	459
Total Current Assets	45,318	70,387

Fixed Assets:
Equipment	173,884	164,194
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(153,427)	(141,733)
Total Fixed Assets	28,377	30,381

Total Assets	$73,695	$100,768

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$4,000	$4,000
Accounts Payable	0	200
Accrued Expenses	221	1,080
Due to Shareholder	61,656	67,656
Total Current Liabilities	65,877	72,936

Total Liabilities	65,877	72,936
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,471,900 shares issued and outstanding, respectively	5,472	5,472
Additional Paid In Capital	255,332	255,332
Accumulated Deficit	(252,986)	(232,972)
Total Shareholders’ Equity	7,818	27,832
Total Liabilities and Shareholders’ Equity	$73,695	$100,768

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	Sepember 30, 2009

Revenue	$24,860	$30,596	$81,768	$94,712
Cost of Sales	13,007	15,661	43,565	44,888
Gross Profit	11,853	14,935	38,203	49,824

Operating Expenses:
Depreciation and Amortization	4,129	4,777	11,694	13,844
General and Administrative	13,886	12,451	46,543	56,039
Total Operating Expenses	18,015	17,228	58,237	69,883

Net Operating Loss	(6,162)	(2,293)	(20,034)	(20,059)

Other Income (Expense)
Other Income	4	0	0	0
Interest Income	0	8	20	111
Interest Expense	0	(35)	0	(281)
Total Other Income (Expense)	4	(27)	20	(170)

Net Loss	$(6,158)	$(2,320)	$(20,014)	$(20,229)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,471,900	5,441,900	5,471,900	5,441,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2010 (Unaudited) and the Year Ended December 31, 2009 (Audited)

			Additional
	Common		Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Totals

Stockholders’ Equity at December 31, 2008	5,441,900	$5,442	$240,362	$(203,691)	$42,113

Issuance of Common Stock for Cash	30,000	30	14,970		15,000

Net Loss				(29,281)	(29,281)

Stockholders’ Equity at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	27,832

Net Loss				(20,014)	(20,014)

Stockholders’ Equity at September 30, 2010	5,471,900	$5,472	$255,332	$(252,986)	$7,818

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,014)	$(20,229)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	11,694	13,844
Change in assets and liabilities:
(Increase) in inventory	(73)	(1,103)
(Increase) in other assets	0	(3,500)
Increase in accounts payable	0	138
Increase (Decrease) in accrued expenses	(1,059)	64
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,452)	(10,786)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(9,690)	(7,788)
CASH FLOWS USED IN INVESTING ACTIVITIES	(9,690)	(7,788)

CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on equipment note payable	0	(10,337)
Payments on amounts due to shareholder	(6,000)	(25,500)
CASH FLOWS USED IN FINANCING ACTIVITIES	(6,000)	(35,837)

NET DECREASE IN CASH	(25,142)	(54,411)

Cash, beginning of period	69,928	125,926
Cash, end of period	$44,786	$71,515

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$281
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2010 and 2009 have been made.

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
2. Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery
3. The price is fixed and determinable; and
4. Collectability is reasonably assured.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $458 and $362 for the three months ended September 30, 2010 and 2009, respectively, and $3,241 and $3,576 for the nine months ended September 30, 2010 and 2009, respectively.

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

Comprehensive Income:

ASC 220 “Comprehensive Income”, (formerly SFAS No. 130 “Reporting Comprehensive Income”), establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2010 and 2009, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, “Fair Value Measurements” (formerly SFAS No. 157, Disclosures About Fair Value of Financial  Instruments”),  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At September 30, 2010, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Equipment	$173,884	$164,194
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(153,427)	(141,733)
Total Fixed Assets	$28,377	$30,381

Depreciation expense for the three month periods ended September 30, 2010 and 2009 was $4,129 and $4,777, respectively, and $11,694 and $13,844 for the nine month periods ended September 30, 2010 and 2009, respectively.

The Company purchased $9,690 of  mixing trailers in September 2010.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company converted $15,000 of advances into 30,000 shares of common stock during 2009.    No shares have been issued during the nine months ended September 30, 2010.

At September 30, 2010 there were 5,471,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of September 30, 2010.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2010 and December 31, 2009 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2010	2009
Prior Year	$58,243	$50,923
Tax Benefit for Current Period	5,004	7,320
Net Operating Loss Carryforward	63,247	58,243
Less: Valuation Allowance	(63,247)	(58,243)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $252,986 at September 30, 2010 and $232,972 at December 31, 2009, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at September 30, 2010 and December 31, 2009.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at September 30, 2010 and December 31, 2009 was $61,656 and $67,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended September 30, 2010 and 2009, respectively, and $11,500 and $10,150 for the nine months ended September 30, 2010 and 2009, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2010 totaling about $252,986 and had negative working capital of $20,559.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

On January 1, 2010, the Company adopted Accounting Standard Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.   The Company does not have variable interest entities; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques.   The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Accounting Guidance Issued But Not Adopted as of September 30, 2010

In October 2009, the FASB issued ASU 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company.   The Company is currently evaluating the impact of adopting the guidance.

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.

NOTE 9 – SUBSEQUENT EVENTS

In May 2009, the FASB issued ASC 855-10, “Subsequent Events”, (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.  In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through November 11, 2010, which is the date the financial statements were issued.    No reportable subsequent events were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

After a slow start to 2010 due to the slow economy and the cold and wet winter that we experienced in North Texas, the second quarter of  2010 saw improved weather and a strong rebound to our business.  Sales in the three months ended September 30, 2010 were $37,641, up 26% from the three months ended March 31, 2010, and were up $3,456 or 10% compared to the three months ended June 30, 2009.  Year-over-year we are still down 5% or about $7,200 but the trend is looking favorable for the first time in many quarters.

To off-set the reduced revenue we continued to cut-back on costs where feasible and managed to reduce the loss compared to prior year comparables on less sales.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED September 30, 2010

Our quarter ended on September 30, 2010.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2010 was $24,860 compared to $30,596 for the three month period ended September 30, 2009.  Revenue for the nine months ended September 30, 2010 was $81,768 compared to $94,712 for the nine month period ended September 30, 2009.  The decrease in revenue in the three month period ended September 30, 2010 is due to the uncertain economic conditions .  The reduction in revenue for the nine months ended September 30, 2010 is primarily due to the slow economy and the cool and wet weather North Texas has experienced in the first quarter of 2010.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2010 was $11,853 compared to $14,935 for the three months ended September 30, 2009.  Gross profit for the nine months ended September 30, 2010 was $38,203 compared to $49,824 for the nine months ended September 30, 2009.  Margins deteriorated in the three and nine months ended September 30, 2010 versus 2009 from 48.8% to 47.7% (3 months) and 52.6% to 46.7% (nine months).  The reduction is due to sales mix (batch sizes – larger batch sizes have a lower margin).

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2010 were $13,886 compared to $12,451 for the three months ended September 30, 2009. Total operating expenses for the nine months ended September 30, 2010 were $46,543 compared to $56,039 for the nine months ended September 30, 2009.  The increase in the three months ended September 30, 2010 is attributed mainly to professional fees and rent ($3,000) being partially offset by repairs and other expenses ($1,600).  The decrease in the nine months ended September 30, 2010 is mainly attributed to contract services and professional fees of about $9,300.  The expenses above do not include depreciation which was $4,129 and $4,777 for the three months ended September 30, 2010 and 2009 respectively, and $11,694 and $13,844 for the nine months ended September 30, 2010 and 2009, respectively.

NET INCOME (LOSS). Net loss for the three month period ended September 30, 2010 was $6,158 compared to a net loss of $2,320 for the three month period ended September 30, 2009.  The expenses reduction mentioned above and the increased sales off-set the lower margins.  Net loss for the nine months September 30, 2010 was $20,014  compared to a net loss of $20,229 for the nine month period ended September 30, 2009.  Again expense reductions off-set the lower margins.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete, Inc. filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of September 30, 2010, Kingdom Koncrete, Inc. has raised $209,950 by selling 419,900 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at September 30, 2010 and 2009 Net Cash Used by Operating Activities were $9,452 and $10,786, respectively) it relies on the President to advance the Company working capital.  As of September 30, 2010 and December 31, 2009 the President has advanced the Company $61,656 and $67,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was negative for the nine months ended September 30, 2010 and for the year ended December 31, 2009.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

Capital Resources

In September 2003, the Company entered into a loan agreement that had a term of six years, ending August 2009.  The general purpose of the loan agreement was to purchase the concrete batch plant that the company owns and uses in daily operations.  As of September 30, 2010 the Company owes nothing under this loan agreement, as the loan was paid in-full, within terms, during the three months ended September 30, 2009.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  Due to the recession, and less construction projects overall, we do not expect 2010 to be a typical year.  At the beginning of the year were off to a slow start, and were cautiously optimistic after a strong second quarter.  Overall we anticipate lower year-over-year revenues for 2010 versus 2009.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $18,000 to ($20,559) since December 31, 2009.  This reduction is due to the decrease in cash of about $25,142 since December 31, 2009.  This reduction in cash was partially off-set an by increase in inventory of about $2,100 and payments on the shareholder advances of $3,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $20,014 due to the net loss in the nine months ended September 30, 2010.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2010, our Chief Executive and Chief Financial Officer as of September 30, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  November 12, 2010