Form 10-K
period 2010-12-31
KINGDOM KONCRETE, INC.
filed 2011-02-01
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2010

KINGDOM KONCRETE, INC.
(Exact name of registrant as specified in its charter)

Nevada	333-138194	20-5587756
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010:   $534,235

Shares of common stock outstanding at February 1, 2011:   5,471,900

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Kingdom Koncrete, Inc. is a Nevada corporation which was incorporated in 2006 and immediately purchased 100% of the outstanding stock of Kingdom Conctete, Inc., a Texas corporation which was formed on July 18, 2003. The transaction was accounted for as a reverse merger.  In this filing, we refer to Kingdom Koncrete, Inc. as “we,” “us”, “the Company” or “Kingdom” unless we specifically state otherwise or the context indicates otherwise. We specialize in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing. The funds from the offering allowed us to invest in the growth of our company through equipment purchases and advertising as well as possible strategic expansion and acquisition.

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of December 31, 2010, our general pricing structure was as follows:

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

As of December 31, 2010, we had 8 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of December 31, 2010 we operate a fleet of 8 mixer trailers, which had an average age of approximately 4.0 years.

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

Insurance:
We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2010.

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

As of December 31, 2010, the Company is not involved in any legal proceedings.

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

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock traded over-the-counter – bulletin board during 2010. The stock closed on December 31, 2010 at $.65 a share.

At December 31, 2010, we had approximately 76 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

EXECUTIVE OVERVIEW: After double digit growth from 2007 to 2008 (15.9%) and a reduction in sales in 2009 (of 6.9%) due to the national recession we experienced another decline in revenue in 2010 of 13.4%.  Early in the fiscal year North Texas experienced a cool wet spring impacting sales.  As the year progressed the local economy mirrored the nation economy and the volume never rebounded.  We continued to save costs where possible to minimize the impact of the sales reduction.
we realized the impact of the nationwide recession in 2009 as sales reduced 6.9%.  We benefited from a competitor closing and from some modest year-over-year price increases that helped offset a potentially larger revenue reduction versus 2008.  We implemented strict cost controls, utilized less outside services (whether professional or other), to improve profitability and the net result was a net improvement to the bottom line of about $34,000, between 2008 and 2009 and $3,100 between 2009 and 2010.

REVENUES: Revenues for the twelve months ended December 31, 2010 were $100,635 compared to $116,211 for the twelve months ended December 31, 2009. The decrease of 13.4% is due to the cool wet conditions early in 2010 and the overall sluggish economy and the slow-down of construction related projects.

COST OF SALES: Cost of sales for the twelve months ended December 31, 2010 were $53,428 compared to $55,945 for the twelve months ended December 31, 2009 making the gross profit percentages 46.9% and 51.9% respectively. The margin deterioration is due to sales mix (selling larger volume orders that have lower margins).

OPERATING EXPENSES: Total operating expenses, exclusive of depreciation, for the twelve months ended December 31, 2010 were $57,571 compared to $71,229 for the twelve months ended December 31, 2009. The decrease is related to one significant item: A decrease in contract services of $11,100 for business development; and a combination of smaller changes totaling $2,500 with the largest being repairs ($800). The above costs do not include depreciation expense which was $15,822 for the twelve month period ended December 31, 2010 versus $18,212 for the equivalent periods ended December 31, 2009.

We had interest expense of $0 and $224 in 2010 and 2009, respectively.

NET LOSS: Net loss for the twelve months ended December 31, 2010 was $26,162 compared to a loss of $29,281 for the twelve months ended December 31, 2009 due to the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES:   Kingdom Koncrete filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of December 31, 2010, Kingdom Koncrete raised $209,950  by selling 419,900 shares.  In 2009 the Company sold 30,000 restricted shares for $15,000.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows and when necessary shareholder advances.  Operating cash flows (net loss excluding depreciation) were a negative $10,340 for the twelve months ended December 31, 2010.  We currently have sufficient cash balances to continue operations but going forward in 2011 we will need to look at another capital funding alternatives if the sales revenue does not increase to generate positive cash flows. The President has advanced the Company $60,656 and $67,656 as of December 31, 2010 and 2009, respectively, for working capital.  No interest is paid on this advance.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above if sales revenues do not increase in 2011 the Company will have to explore alternative ca[ital funding options.

Capital Resources:

In September 2003, the Company entered into a loan agreement that has a term of six years, ending August 2009.  The general purpose of the loan agreement was to purchase the concrete batch plant that the company owns and uses in daily operations.  As of December 31, 2010 and 2009 the Company owes $0, under this loan agreement as the loan was paid in-full, within terms, during 2009.

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

Material Changes in Financial Condition:

WORKING CAPITAL: Working Capital decreased by $20,030 to ($23,119) between December 31, 2010 and 2009.  This reduction is due to the decrease in cash of approximately $30,000 since December 31, 2009.  This reduction in cash was partially off-set by repayments to the shareholder on his advances of $7,000.  Accounts payable and accrued expenses remained mostly flat.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense, interest expense accruals on loans.  Please reference footnotes two and three.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $26,162 due to the net loss in the year ended December 31, 2010.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Although 2010 started slowly due to the cold inclement weather in North Texas we are planning low double-digit revenue growth in 2010 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

·	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to the attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Stevens	55	Chief Executive Officer, Chief Financial Officer, and Director since December 29, 2006

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2009 and 2008 as compensation.

Name	Capacity Served	Aggregate Remuneration
Edward Stevens	Chief Executive Officer, Chief Financial Officer, and Director	2010: $0 2009: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Edward Stevens	4,650,000	84.98%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,000 and $10,000 for the years ended December 31, 2010 and 2009, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $7,500 and $7,500 for the years ended December 31, 2010 and 2009, respectively.

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

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:

·	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
·	The Board ensures that the firm is registered with the PCAOB.
·	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

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

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2010.

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

KINGDOM KONCRETE, INC.

By:           /s/  Edward Stevens
Edward Stevens
Chief Executive Officer & Chief Financial Officer

Dated:   February 1, 2011

KINGDOM KONCRETE, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Kingdom Koncrete, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Kingdom Koncrete, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

January 21, 2011

KINGDOM KONCRETE, INC. Consolidated Balance Sheets December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash and Cash Equivalents	$39,764	$69,928
Inventory	3,053	459
Total Current Assets	42,817	70,387

Fixed Assets
Equipment	173,884	164,194
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(157,555)	(141,733)
Total Fixed Assets	24,249	30,381

TOTAL ASSETS	$67,066	$100,768

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable--Related Party	$4,000	$4,000
Accounts Payable	500	200
Accrued Expenses	240	1,080
Advances from Shareholder	60,656	67,656
Current Portion of Long Term Note Payable	0	0
Total Current Liabilities	65,396	72,936

Total Liabilities	65,396	72,936

Stockholders' Equity
Common Shares, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,471,900 shares issued
and outstanding	5,472	5,472
Additional Paid-In Capital	255,332	255,332
Retained Earnings (Deficit)	(259,134)	(232,972)
Total Stockholders' Equity	1,670	27,832

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,066	$100,768

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

REVENUES	$100,635	$116,211
COST OF SALES	53,428	55,945
GROSS PROFIT	47,207	60,266

OPERATING EXPENSES

Depreciation & Amortization	15,822	18,212
Advertising	3,656	4,348
General and Administrative	53,915	66,881
TOTAL OPERATING EXPENSES	73,393	89,441

NET OPERATING (LOSS)	(26,186)	(29,175)

OTHER INCOME (EXPENSE)
Interest Income	24	118
Interest Expense	0	(224)
TOTAL OTHER INCOME (EXPENSE)	24	(106)

NET (LOSS) BEFORE INCOME TAXES	(26,162)	(29,281)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(26,162)	$(29,281)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,471,900	5,447,525
Income (Loss) per Share	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2010 and 2009

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2009	5,441,900	$5,442	$240,362	$(203,691)	$42,113

Issuance of Common Stock for Cash	30,000	30	14,970		15,000

Net (Loss)				(29,281)	(29,281)

Stockholders' Equity (Deficit) at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	$27,832

Net (Loss)				(26,162)	(26,162)

Stockholders' Equity (Deficit) at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	$1,670

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(26,162)	$(29,281)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	15,822	18,212
Shares Issued in Exchange for Services	0	0
(Increase) Decrease in Inventory	(2,594)	(209)
(Decrease) in Accounts Payable	0	(105)
(Decrease) in Accrued Expenses	(540)	(490)
Net Cash (Used) by Operating Activities	(13,474)	(11,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(9,690)	(7,788)
Net Cash (Used) by Investing Activities	(9,690)	(7,788)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Notes	0	(10,337)
Payments on Shareholder Advance	(7,000)	(41,000)
Proceeds from Sale of Common Stock	0	15,000
Net Cash Provided/(Used) by Financing Activities	(7,000)	(36,337)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,164)	(55,998)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	69,928	125,926

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39,764	$69,928

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$224
Shares Issued in Exchange for Services	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Kingdom Koncrete, Inc. (The “Company”) operates a ‘carry and go’ concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006,  under the laws of the State of Nevada.

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2010 and 2009, respectively have been made.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 107), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things,  as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2010, the Company did not have any financial instruments other than cash and cash equivalents.

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

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements",  (formerly Staff Accounting Bulletin No. 104 (“SAB 104”).  Revenue will be recognized only when all of the following criteria have been met:

·	Persuasive evidence of an arrangement exists;
·	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment;
·	The price is fixed and determinable; and
·	Collectibility is reasonably assured.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $3,656 and $4,348 for the years ended December 31, 2010 and 2009, respectively.

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

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Equipment	$173,884	$164,194
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(157,555)	(141,733)

Total Fixed Assets	$24,249	$30,381

Depreciation expense was $15,822 and $18,212 for the years ended December 31, 2010 and 2009, respectively.

NOTE 3 – NOTES PAYABLE

Interest expense was $0 and $224 for the years ended December 31, 2010 and 2009, respectively.

NOTE 4 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

The Company issued 220,400 common shares during 2008 at a price of $.50 per share.   The Company issued 22,000 common shares for consulting services that were rendered.

The Company converted $15,000 of advances during 2009 for 30,000 shares.

At December 31, 2010 there were 5,471,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of December 31, 2010.

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

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2010 and 2009 are as follows:

Deferred Tax Asset Related to:
	2010	2009
Prior Year	$58,243	$50,923
Tax Benefit for Current Year	6,540	7,320
Total Deferred Tax Asset	64,783	58,243
Less: Valuation Allowance	(64,783)	(58,243)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $259,134  at December 31, 2010, and will expire in the years 2025 through 2029.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2010.

NOTE 6 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The amounts due at December 31, 2010 and 2009 are $60,656 and $67,656, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and operational facilities on a month-to-month basis. Rent expense was $13,800 and $13,600 for the years ended December 31, 2010 and 2009.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2010 totaling $259,134 and recurring losses from operations.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

In 2010, the FASB issued the following guidance:

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

NOTE 10 – SUBSEQUENT EVENTS

During 2009, the FASB issued ASC 855-10 “Subsequent Events”,  (formerly SFAS No. 165, “Subsequent Events,”) which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued.     In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed through February 1, 2011, which is the date the financial statements were issued.    No reportable subsequent events were noted.