Form 10-Q
period 2011-03-31
KINGDOM KONCRETE, INC.
filed 2011-05-11
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of May 11, 2011, there were 5,471,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of March 31, 2011 and December 31, 2010

	As of March 31, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$28,814	$39,764
Prepaid Assets	1,150	0
Inventory	3,046	3,053
Total Current Assets	33,010	42,817

Fixed Assets:
Equipment	173,884	173, 884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(158,918)	(157,555)
Total Fixed Assets	22,886	24,249

Total Assets	$55,896	$67,066

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$4,500	$4,000
Accounts Payable	0	500
Accrued Expenses	625	240
Due to Shareholder	58,656	60,656
Total Current Liabilities	63,781	65,396

Total Liabilities (All Current)	63,781	65,396
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,471,900 shares issued and outstanding, respectively	5,472	5,472
Additional Paid-In Capital	255,332	255,332
Retained Earnings (Deficit)	(268,689)	(259,134)
Total Shareholders’ Equity	(7,885)	1,670
Total Liabilities and Shareholders’ Equity	$55,896	$67,066

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue	$19,262	$19,267
Cost of Sales	8,908	10,638
Gross Profit	10,354	8,629

Operating Expenses:
Depreciation and Amortization	1,363	3,783
General and Administrative	18,547	18,516
Total Operating Expenses	19,910	22,299

Net Operating Loss	(9,556)	(13,670)

Other Income (Expense)
Interest Income	1	8
Interest Expense	0	0
Total Other Income (Expense)	1	8

Net Loss	$(9,555)	$(13,662)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,471,900	5,441,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2011 (Unaudited) and the Year Ended December 31, 2010 (Audited)

			Additional	Retained
	Common		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	$27,832

Net Loss				(26,162)	(26,162)

Stockholders’ Equity at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	1,670

Net Loss				(9,555)	(9,555)

Stockholders’ Equity at March 31, 2011	5,471,900	$5,472	$255,332	$(268,689)	$(7,885)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2011 and 2010 (Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,555)	$(13,662)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	1,363	3,783
Change in assets and liabilities:
Decrease in inventory	7	87
(Increase) in other assets	(1,150)	0
Increase (Decrease) in accrued expenses	385	(670)
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,950)	(10,462)

CASH FLOWS USED IN INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS USED IN FINANCING ACTIVITIES
Payments on equipment note payable	0	0
Payments on amounts due to shareholder	(2,000)	(1,000)
CASH FLOWS USED IN FINANCING ACTIVITIES	(2,000)	(1,000)

NET DECREASE IN CASH	(10,950)	(11,462)

Cash, beginning of period	39,764	69,928
Cash, end of period	$28,814	$58,466

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Kingdom Koncrete, Inc. (the “Company”) operates a ‘carry and go’ concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

Kingdom Koncrete Inc. is the parent company of Kingdom Concrete, Inc. (“Kingdom Texas”), a company incorporated under the laws of the State of Texas. Kingdom Texas was established in 2003 and for the past five years has been operating a single facility in Texas.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2011 and 2010 have been made.

Basis of Presentation:

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balance and transactions are eliminated.  Investments in subsidiaries are consolidated.

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

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued and recently announced accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $297 and $500 for the three months ended March 31, 2011 and 2010, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2011 and 2010, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At March 31, 2011, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(158,918)	(157,555)
Total Fixed Assets	$22,886	$24,249

Depreciation expense for the three month periods ended March 31, 2011 and 2010 was $1,363 and $3,783, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

No shares have been issued during the three months ended March 31, 2011.

At March 31, 2011 there were 5,471,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of March 31, 2011.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2011	2010
Prior Year	$64,783	$58,243
Tax Benefit for Current Period	2,387	6,540
Net Operating Loss Carryforward	67,170	64,783
Less: Valuation Allowance	(67,170)	(64,783)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $268,700 at March 31, 2011 and 259,150 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at March 31, 2011 and December 31, 2010.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at March 31, 2011 and December 31, 2010 was $58,656 and $60,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended March 31, 2011 and 2010, respectively

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through March 31, 2011 totaling about $268,700 and had negative working capital of $30,771.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through May 11, 2011, which is the date the financial statements were issued.     No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The first quarter of 2011 began slowly just like the first quarter of 2010 due to a cold and at times snowy winter in North Texas.  Accordingly sales were flat year-over-year as we saw no marked improvements in the slow economy experienced in 2010.  Due to product and sales mix we experienced strong first quarter margins that helped improve profitability year-over-year.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED March 31, 2011

Our quarter ended on March 31, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2011 was $19,262 compared to $19,267 for the three month period ended March 31, 2010.   The flat revenue in the three months ended March 31, 2011 is due to the uncertain economic conditions and the cold winter experienced in Noroth Texas in 2011.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2011 was $10,354 compared to $8,629 for the three months ended March 31, 2010.   Margins improved in the three months ended March 31, 2011 versus 2010 from 44.8% to 53.8%.  The improvement is due to sales and product mix (batch sizes – larger batch sizes have a lower margin).

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2011 were $18,547 compared to $18,516 for the three months ended March 31, 2010. The flat expenses is attributed to cuts across the board to offset an increase in office expenses of $800.  The expenses above do not include depreciation which was $1,363 and $3,783 for the three months ended March 31, 2011 and 2010 respectively.

NET INCOME (LOSS). Net loss for the three month period ended March 31, 2011 was $9,555 compared to a net loss of $13,662 for the three month period ended March 31, 2010.  The explanations above regarding improved margins and flat expenses are the reasons for improved net income on flat sales.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete, Inc. filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete has raised funds under that registration statement at $0.50 per share. As of March 31, 2011, Kingdom Koncrete, Inc. had raised $209,950 by selling 419,900 shares.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at March 31, 2011 and 2010 Net Cash Used by Operating Activities were $8,950 and $10,462, respectively) it relies on the President to advance the Company working capital.  As of March 31, 2011 and December 31, 2010 the President has advanced the Company $58,656 and $60,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was negative for the three months ended March 31, 2011 and for the year ended December 31, 2010.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

Capital Resources

The Company has no capital commitments.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  We expect 2011 to be similar to 2010 in net sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $8,200 to ($20,559) since December 31, 2010.  This reduction is due to the decrease in cash of about $11,000 since December 31, 2010.  This reduction in cash was partially off-set an by prepaid rent of about $1,150 and payments on the shareholder advances of $2,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $9,555 due to the net loss in the three months ended March 31, 2011.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  May 11, 2011