Form 10-Q
period 2011-06-30
KINGDOM KONCRETE, INC.
filed 2011-08-15
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 5, 2011, there were 5,471,900 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	13

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2	Changes in Securities	15
Item 3	Default upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	15
Item 6	Exhibits and Reports on Form 8-K	15

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of June 30, 2011 and December 31, 2010

	As of June 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$31,115	$39,764
Inventory	1,333	3,053
Total Current Assets	32,448	42,817

Fixed Assets:
Equipment	173,884	173, 884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(160,078)	(157,555)
Total Fixed Assets	21,726	24,249

Total Assets	$54,174	$67,066

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$4,500	$4,000
Accounts Payable	0	500
Accrued Expxenses	868	240
Due to Shareholder	57,656	60,656
Total Current Liabilities	63,024	65,396

Total Liabilities (All Current)	63,024	65,396
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,471,900 shares issued and outstanding, respectively	5,472	5,472
Additional Paid-In Capital	255,332	255,332
Retained Earnings (Deficit)	(269,654)	(259,134)
Total Shareholders’ Equity	(8,850)	1,670
Total Liabilities and Shareholders’ Equity	$54,174	$67,066

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Revenue	$29,504	$37,641	$48,766	$56,908
Cost of Sales	15,357	19,920	24,265	30,558
Gross Profit	14,147	17,721	24,501	26,350

Operating Expenses:
Depreciation and Amortization	1,160	3,782	2,523	7,565
General and Administrative	13,953	14,141	32,500	32,657
Total Operating Expenses	15,113	17,923	35,023	40,222

Net Operating Loss	(966)	(202)	(10,522)	(13,872)

Other Income (Expense)
Interest Income	1	8	2	16
Interest Expense	0	0	0	0
Total Other Income (Expense)	1	8	2	16

Net Loss	$(965)	$(194)	$(10,520)	$(13,856)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,471,900	5,471,900	5,471,900	5,471,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2011 (Unaudited) and the

Year Ended December 31, 2010 (Audited)

	Common Shares	Common Par Value	Additional Paid-In Capital	Retained Earnings/ (Deficit)	Totals

Stockholders’ Equity at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	$27,832
Net Loss				(26,162)	(26,162)

Stockholders’ Equity at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	1,670
Net Loss				(10,520)	(10,520)

Stockholders’ Equity at June 30, 2011	5,471,900	$5,472	$255,332	$(269,654)	$(8,850)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2011 and 2010 (Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,520)	$(13,856)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,523	7,565
Change in assets and liabilities:
(Increase) Decrease in inventory	1,720	(2,113)
(Decrease) in accounts payable	0	(200)
Increase (Decrease) in accrued expenses	628	(305)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(5,649)	(8,909)

CASH FLOWS USED IN INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS (USED IN) FINANCING ACTIVITIES
Payments on equipment note payable	0	0
Payments on amounts due to shareholder	(3,000)	(3,000)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(3,000)	(3,000)

NET (DECREASE) IN CASH	(8,649)	(11,909)

Cash, beginning of period	39,764	69,928
Cash, end of period	$31,115	$58,019

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Management believes that all adjustments necessary for a fair statement of the results of the three and six months ended June 30, 2011 and 2010 have been made.

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

Revenue Recognition:

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”.   Revenue will be recognized only when all of the following criteria have been met.

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

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Advertising:

Advertising costs are expensed as incurred.  These expenses were $1,911 and $2,283 for the three months ended June 30, 2011 and 2010 respectively, and $2,208 and $2,783 for the six months ended June 30, 2011 and 2010, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2011 and 2010, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At June 30, 2011, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(160,078)	(157,555)
Total Fixed Assets	$21,726	$24,249

Depreciation expense for the three month periods ended June 30, 2011 and 2010 was $1,160 and $3,782, respectively, and $2,523 and 7,565 for the six month periods ended June 30, 2011 and 2010, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights. The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $.001. No preferred shares have been issued as of June 30, 2011.

No shares have been issued during the six months ended June 30, 2011.

At June 30, 2011 there were 5,471,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of June 30, 2011.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2011	2010
Prior Year	$64,783	$58,243
Tax Benefit for Current Period	2,630	6,540
Net Operating Loss Carryforward	67,413	64,783
Less: Valuation Allowance	(67,413)	(64,783)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $269,550 at June 30, 2011 and 259,150 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at June 30, 2011 and December 31, 2010.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at June 30, 2011 and December 31, 2010 was $57,656 and $60,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 for the three months ended June 30, 2011 and 2010, and $6,900 for for the six months ended June 30, 2011 and 2010.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through June 30, 2011 totaling about $269,650 and had negative working capital of $30,576.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through August 5, 2011, which is the date the financial statements were issued.   No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The year started slowly due to the harsh winter conditions in North Texas. Once Spring arrived we did not experience the usual seasonal bump as the deteriorating economic conditions impacted our business in the second fiscal quarter. Due to product and sales mix we experience improved margins, year-over-year, that helped mitigate lost margin on reduced revenues.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED June 30, 2011

Our quarter ended on June 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2011 was $29,504 compared to $37,641 for the three month period ended June 30, 2010.   The reduced revenue in the three months ended June 30, 2011 is due to the uncertain economic conditions and a very strong comparable revenue number from 2010 that was impacted by positive economic indicators in North Texas.

Revenue for the six months ended June 30, 2011 was $48,766 compared to $56,908 for the six month period ended June 30, 2010.   The reduced revenue in the six months ended June 30, 2011 is also due to the uncertain economic conditions that carried over from late 2010 and the cold winter experienced in North Texas in 2011.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2011 was $14,147 compared to $17,721 for the three months ended June 30, 2010.   Margins improved in the three months ended June 30, 2011 versus 2010 from 47.1% to 47.9%.  The percentage improvement is due to sales and product mix (batch sizes – larger batch sizes have a lower margin), while the lower nominal amount was due to volume.

Gross profit for the six months ended June 30, 2011 was $24,501 compared to $26,350 for the six months ended June 30, 2010.   Margins improved in the six months ended June 30, 2011 versus 2010 from 46.3% to 50.2%.  The percentage improvement is due to sales and product mix (batch sizes – larger batch sizes have a lower margin), while the lower nominal amount was due to volume.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2011 were $13,053 compared to $14,141 for the three months ended June 30, 2010. The reduced expenses is attributed to cuts across the board to offset increased professional fees of $600.  The expenses above do not include depreciation which was $1,160 and $3,782 for the three months ended June 30, 2011 and 2010 respectively.

Total operating expenses for the six months ended June 30, 2011 were $32,500 compared to $32,657 for the six months ended June 30, 2010. The flat expenses is attributed to cuts across the board to offset increased contract services and professional fees of $1,100.  The expenses above do not include depreciation which was $2,523 and $7,565 for the six months ended June 30, 2011 and 2010 respectively.

NET INCOME (LOSS). Net loss for the three month period ended June 30, 2011 was $965 compared to a net loss of $194 for the three month period ended June 30, 2010.  Net loss for the six month period ended June 30, 2011 was $10,520 compared to a net loss of $13,856 for the six month period ended June 30, 2010. The explanations above regarding improved margins and flat expenses are the reasons for improved net income on flat sales.

LIQUIDITY AND CAPITAL RESOURCES. Kingdom Koncrete, Inc. filed on Form SB-1, a registration statement with the U.S. Securities & Exchange Commission in order to raise funds to develop their business. The registration statement became effective in July 2007 and Kingdom Koncrete raised funds under that registration statement at $0.50 per share.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at June 30, 2011 and 2010 Net Cash Used by Operating Activities were $5,649 and $8,909, respectively) it relies on the President to advance the Company working capital.  As of June 30, 2011 and December 31, 2010 the President has advanced the Company $57,656 and $60,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was negative for the six months ended June 30, 2011 and for the year ended December 31, 2010.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $8,000 to ($30,576) since December 31, 2010.  This reduction is due to the decrease in cash of approximately $8,600 since December 31, 2010, the decrease in inventory off about $1,700 and payments on the shareholder advances of $3,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $10,520 due to the net loss in the six months ended June 30, 2011.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive and Chief Financial Officer as of June 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  August 5, 2011

