Form 10-Q/A
period 2011-06-30
KINGDOM KONCRETE, INC.
filed 2011-09-26
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

The purpose of this Form 10-Q/A (Amendment No. 2) to Kingdom Koncrete, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011 (the "Form 10-Q"), is solely to include the XBRL.

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

Date:  September 26, 2011