Form 10-Q
period 2011-09-30
KINGDOM KONCRETE, INC.
filed 2011-11-10
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [   ]   No [X].

As of November 10, 2011, there were 5,471,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of September 30, 2011 and December 31, 2010

	As of September 30, 2011 (Unaudited)	As of December 31, 2010 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$25,469	$39,764
Inventory	600	3,053
Total Current Assets	26,069	42,817

Fixed Assets:
Equipment	173,884	173, 884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(161,238)	(157,555)
Total Fixed Assets	20,566	24,249

Total Assets	$46,635	$67,066

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$4,000	$4,000
Accounts Payable	642	500
Accrued Expenses	496	240
Due to Shareholder	55,656	60,656
Total Current Liabilities	60,794	65,396

Total Liabilities (All Current)	60,794	65,396
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,471,900 and 5,471,900 shares issued and outstanding, respectively	5,472	5,472
Additional Paid-In Capital	255,332	255,332
Retained Earnings (Deficit)	(274,963)	(259,134)
Total Shareholders’ Equity	(14,159)	1,670
Total Liabilities and Shareholders’ Equity	$46,635	$67,066

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue	$20,201	$24,860	$68,967	$81,768
Cost of Sales	11,145	13,007	35,410	43,565
Gross Profit	9,056	11,853	33,557	38,203

Operating Expenses:
Depreciation and Amortization	1,160	4,129	3,683	11,694
General and Administrative	13,205	13,886	45,705	46,543
Total Operating Expenses	14,365	18,015	49,388	58,237

Net Operating Loss	(5,309)	(6,162)	(15,831)	(20,034)

Other Income (Expense)
Interest Income	0	4	2	20
Interest Expense	0	0	0	0
Total Other Income (Expense)	0	4	2	20

Net Loss	$(5,309)	$(6,158)	$(15,829)	$(20,014)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,471,900	5,471,900	5,471,900	5,471,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2011 (Unaudited) and the

Year Ended December 31, 2010 (Audited)

	Common Shares	Common Par Value	Additional Paid-In Capital	Retained Earnings/ (Deficit)	Totals

Stockholders’ Equity at December 31, 2009	5,471,900	$5,472	$255,332	$(232,972)	$27,832
Net Loss				(26,162)	(26,162)

Stockholders’ Equity at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	1,670
Net Loss				(15,829)	(15,829)

Stockholders’ Equity at September 30, 2011	5,471,900	$5,472	$255,332	$(274,963)	$(14,159)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	Nine months Ended September 30, 2011	Nine months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,829)	$(20,014)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	3,683	11,694
Change in assets and liabilities:
(Increase) Decrease in inventory	2,453	(73)
Increase in accounts payable	142	0
Increase (Decrease) in accrued expenses	256	(1,059)
CASH FLOWS (USED IN) OPERATING ACTIVITIES	(9,295)	(9,452)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of fixed assets	0	(9,690)
CASH FLOWS USED IN INVESTING ACTIVITIES	0	(9,690)

CASH FLOWS (USED IN) FINANCING ACTIVITIES
Payments on amounts due to shareholder	(5,000)	(6,000)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(5,000)	(6,000)

NET (DECREASE) IN CASH	(14,295)	(25,142)

Cash, beginning of period	39,764	69,928
Cash, end of period	$25,469	$44,786

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Management believes that all adjustments necessary for a fair statement of the results of the three and nine months ended September 30, 2011 and 2010 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $267 and $458 for the three months ended September 30, 2011 and 2010 respectively, and $2,475 and $3,241 for the nine months ended September 30, 2011 and 2010, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2011 and 2010, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At September 30, 2011, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(161,238)	(157,555)
Total Fixed Assets	$20,566	$24,249

Depreciation expense for the three month periods ended September 30, 2011 and 2010 was $1,160 and $4,129, respectively, and $3,683 and 11,694 for the nine month periods ended September 30, 2011 and 2010, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $.001 per share.  These shares have full voting rights. The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $.001. No preferred shares have been issued as of September 30, 2011.

No shares have been issued during the nine months ended September 30, 2011.

At September 30, 2011 there were 5,471,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of September 30, 2011.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2011	2010
Prior Year	$64,783	$58,243
Tax Benefit for Current Period	3,960	6,540
Net Operating Loss Carryforward	68,743	64,783
Less: Valuation Allowance	(68,743)	(64,783)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $274,960 at September 30, 2011 and 259,150 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at September 30, 2011 and December 31, 2010.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at September 30, 2011 and December 31, 2010 was $55,656 and $60,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $4,600 for the three months ended September 30, 2011 and 2010, and $11,500 for the nine months ended September 30, 2011 and 2010.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2011 totaling about $274,960 and had negative working capital of 34,725.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through November 10, 2011, which is the date the financial statements were issued.   No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The year started slowly due to the harsh winter conditions in North Texas. Once Spring arrived we did not experience the usual seasonal bump as the deteriorating economic conditions impacted our business in the second fiscal quarter. The fiscal third quarter saw record heat in North Texas resulting in slow sales. Due to product and sales mix we experience improved margins, year-over-year, that helped mitigate lost margin on reduced revenues.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED September 30, 2011

Our quarter ended on September 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the this quarter.

REVENUE.  Revenue for the three months ended September 30, 2011 was $20,201 compared to $24,860 for the three month period ended September 30, 2010.   The reduced revenue in the three months ended September 30, 2011 is due to the uncertain economic conditions and record heat in 2011 and a very strong comparable revenue number from 2010 that was impacted by positive economic indicators in North Texas.

Revenue for the nine months ended September 30, 2011 was $68,967 compared to $81,768 for the nine month period ended September 30, 2010.   The reduced revenue in the nine months ended September 30, 2011 is also due to the uncertain economic conditions that carried over from late 2010, the record summer heat and the cold winter experienced in North Texas in 2011.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2011 was $9,056 compared to $11,853 for the three months ended September 30, 2010.   Margins decreased in the three months ended September 30, 2011 versus 2010 from 47.7% to 44.8%.  The percentage decrease is due to sales and product mix (batch sizes – larger batch sizes have a lower margin), while the lower nominal amount was due to volume.

Gross profit for the nine months ended September 30, 2011 was $33,557 compared to $38,203 for the nine months ended September 30, 2010.   Margins improved in the nine months ended September 30, 2011 versus 2010 from 46.7% to 48.7%.  The percentage improvement is due to sales and product mix, while the lower nominal amount was due to volume.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2011 were $13,205 compared to $13,886 for the three months ended September 30, 2010. The reduced expenses are attributed to cuts across the board to offset contract services of $300.  The expenses above do not include depreciation which was $1,160 and $4,129 for the three months ended September 30, 2011 and 2010 respectively.

Total operating expenses for the nine months ended September 30, 2011 were $45,705 compared to $46,543 for the nine months ended September 30, 2010. The reduced expenses are attributed to cuts across the board to offset increased contract services and professional fees of $900 and increased professional fees of $700.  The expenses above do not include depreciation which was $3,683 and $11,694 for the nine months ended September 30, 2011 and 2010 respectively.

NET INCOME (LOSS). Net loss for the three month period ended September 30, 2011 was $5,309 compared to a net loss of $6,158 for the three month period ended September 30, 2010.  Net loss for the nine month period ended September 30, 2011 was $15,829 compared to a net loss of $20,014 for the nine month period ended September 30, 2010. The explanations above regarding improved margins and flat expenses are the reasons for improved net income on flat sales.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at September 30, 2011 and 2010 Net Cash Used by Operating Activities were $9,295 and $9,452, respectively) it relies on the President to advance the Company working capital.  As of September 30, 2011 and December 31, 2010 the President has advanced the Company $55,656 and $60,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was negative for the nine months ended September 30, 2011 and for the year ended December 31, 2010.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $12,000 to ($34,725) since December 31, 2010.  This reduction is due to the decrease in cash of approximately $14,300 since December 31, 2010, the decrease in inventory of about $2,500 and offset by payments on the shareholder advances of $5,000.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $15,829 due to the net loss in the nine months ended September 30, 2011.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  November 10, 2011

