Form 10-K
period 2011-12-31
KINGDOM KONCRETE, INC.
filed 2012-03-30
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2011

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011: $85,752

Shares of common stock outstanding at March 16, 2012:    5,721,900

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of December 31, 2011, our general pricing structure was as follows:

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

As of December 31, 2011, we had 8 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of December 31, 2011 we operate a fleet of 8 mixer trailers, which had an average age of approximately 3.0 years.

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

Insurance:

We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2011.

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

As of December 31, 2011, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2011, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Ed Stevens as our sole director.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock traded over-the-counter – bulletin board during 2011 and 2010. The stock closed on December 31, 2011 at $.08 a share.

At December 31, 2011, we had approximately 67 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

EXECUTIVE OVERVIEW: In 2011 we experience our third straight year of declining revenue. During the year we saw revenues decline $4,364 or 4.6% to $89,941. For much of the year, beginning in late spring, North Texas was under drought conditions, this coupled with the general economy, impacted sales volume versus the prior year.

Our net loss was worse by $7,868 at $34,030. This was a direct result of us spending $20,000 (in stock) for business development geared toward improving our market position due to the trending revenues.

REVENUES: Revenues for the twelve months ended December 31, 2011 were $89,941 compared to $94,305 for the twelve months ended December 31, 2010. The decrease of 4.6% is due to the drought that was experienced in much of the southwest during 2011 and the overall sluggish economy and the slow-down of construction related projects.

COST OF SALES: Cost of sales for the twelve months ended December 31, 2011 were $47,839 compared to $53,428 for the twelve months ended December 31, 2010 making the gross profit percentages 46.8% and 43.3% respectively. The margin improvement is due to sales mix.

OPERATING EXPENSES: Total operating expenses, exclusive of depreciation, for the twelve months ended December 31, 2011 were $71,291 compared to $51,241 for the twelve months ended December 31, 2010. The increase is related to one significant item: Fees of $20,000 for business development; all other expenses were in line with 2010. The above costs do not include depreciation expense which was $4,843 for the twelve month period ended December 31, 2011 versus $15,822 for the equivalent periods ended December 31, 2010.

We had interest no expense in 2011 and 2010.

NET LOSS: Net loss for the twelve months ended December 31, 2011 was $34,030 compared to a loss of $26,162 for the twelve months ended December 31, 2010 due to the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES: The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows and when necessary shareholder advances.  Operating cash flows (net loss excluding depreciation) were a negative $5,533 for the twelve months ended December 31, 2011. We currently have sufficient cash balances to continue operations but going forward in 2012 we will need to look at another capital funding alternatives if the sales revenue does not increase to generate positive cash flows. The President has advanced the Company $49,656 and $60,656 as of December 31, 2011 and 2010, respectively, for working capital.  No interest is paid on this advance.

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

Material Changes in Financial Condition:

WORKING CAPITAL: Working Capital decreased by $9,187 to ($31,766) between December 31, 2011 and 2010.  This reduction is due to the decrease in cash of approximately $16,000 since December 31, 2010, the decrease in inventory of $2,500 offset by a decrease in current payables of about $9,000 (mainly Amounts Due Shareholder).

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense inventory.  Please reference footnotes one and two.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $14,030 due to the net loss in the year ended December 31, 2011 and partially off-set by the stock issued for services.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Although 2011 was disappointing and 2012 has started out flat, we are planning single-digit revenue growth in 2012 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011.   Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Stevens	56	Chief Executive Officer, Chief Financial Officer, and Director since December 29, 2006

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2011 and 2010 as compensation.

Name	Capacity Served	Aggregate Remuneration
Edward Stevens	Chief Executive Officer, Chief Financial Officer, and Director	2011: $0 2010: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Edward Stevens	4,650,000	81.27%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2011, the Company had an account payable to a shareholder for accounting and consulting services.

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $11,000 and $10,000 for the years ended December 31, 2011 and 2010, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $8,000 and $7,500 for the years ended December 31, 2011 and 2010, respectively.

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

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2011.

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

KINGDOM KONCRETE, INC.

By:           /s/  Edward Stevens

Edward Stevens

Chief Executive Officer & Chief Financial Officer

Dated: March 16, 2012

KINGDOM KONCRETE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Kingdom Koncrete, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Kingdom Koncrete, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2011 and 2010 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 16, 2012

KINGDOM KONCRETE, INC. Consolidated Balance Sheets December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$23,231	$39,764
Inventory	500	3,053
Prepaid Expenses	1,150	0
Total Current Assets	24,881	42,817
Fixed Assets
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(162,398)	(157,555)
Total Fixed Assets	19,406	24,249
TOTAL ASSETS	$44,287	$67,066
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable--Related Party	$6,380	$4,000
Accounts Payable	0	500
Accrued Expenses	611	240
Advances from Shareholder	49,656	60,656

Total Current Liabilities	56,647	65,396

Total Liabilities	56,647	65, 396
Stockholders' Equity
Common Shares, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,471,900 shares issued
and outstanding	5,722	5,472
Additional Paid-In Capital	275,082	255,332
Retained Earnings (Deficit)	(293,164)	(259,134)
Total Stockholders' Equity	(12,360)	1,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$44,287	$67,066

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

REVENUES	$89,941	$94,305
COST OF SALES	47,839	53,428
GROSS PROFIT	42,102	40,877

OPERATING EXPENSES

Depreciation & Amortization	4,843	15,822
Advertising	2,743	3,656
General and Administrative	68,548	47,585
TOTAL OPERATING EXPENSES	76,134	67,063

NET OPERATING (LOSS)	(34,028)	(26,186)

OTHER INCOME
Interest Income	2	24
Interest Expense	0	0
TOTAL OTHER INCOME	2	24

NET (LOSS) BEFORE INCOME TAXES	(34,030)	(26,162)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(34,030)	$(26,162)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,503,407	5,471,900
Income (Loss) per Share	$(0.01)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2010	5,471,900	$5,472	$255,332	$(232,972)	$27,832

Net (Loss)				(26,162)	(26,162)

Stockholders' Equity (Deficit) at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	$1,670

Issuance of Common Stock for Services	250,000	250	19,750		20,000
Net (Loss)				(34,030)	(34,030)

Stockholders' Equity (Deficit) at December 31, 2011	5,721,900	$5,722	$275,082	$(293,164)	$(12,360)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(34,030)	$(26,162)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	4,843	15,822
Shares Issued in Exchange for Services	20,000	0
(Increase) Decrease in Inventory	2,553	(2,594)
(Increase) Decrease in Prepaid Expenses	(1,150)	0
Increase in Accounts Payable	1,880	0
Increase (Decrease) in Accrued Expenses	371	(540)
Net Cash (Used) by Operating Activities	(5,533)	(13,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	(9,690)
Net Cash (Used) by Investing Activities	0	(9,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Notes	0	0)
Payments on Shareholder Advance	(11,000)	(7,000)
Proceeds from Sale of Common Stock	0	0
Net Cash Provided/(Used) by Financing Activities	(11,000)	(7,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,533)	(30,164)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39,764	69,928

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,231	$39,764

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$0
Shares Issued in Exchange for Services	$20,000	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2011 and 2010, respectively have been made.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 107), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things,  as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2011, the Company did not have any financial instruments other than cash and cash equivalents.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.  Depreciation is computed by applying the straight-line method over the estimated useful lives which are generally five to seven years.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10, "Revenue Recognition in Financial Statements". Revenue will be recognized only when all of the following criteria have been met:

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $2,743 and $3,656 for the years ended December 31, 2011 and 2010, respectively.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Equipment	$173,884	$173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(162,398)	(157,555)

Total Fixed Assets	$19,406	$24,249

Depreciation expense was $4,843 and $15,822 for the years ended December 31, 2011 and 2010, respectively.

NOTE 3 – EQUITY

The Company issued 250,000 common shares for consulting services that were rendered valued at $20,000.

At December 31, 2011 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of December 31, 2011.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2011 and 2010 are as follows:

Deferred Tax Asset Related to:

	2011	2010
Prior Year	$64,783	$58,243
Tax Benefit for Current Year	8,508	6,540
Total Deferred Tax Asset	73,291	64,783
Less: Valuation Allowance	(73,291)	(64,783)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is approximately $293,164 at December 31, 2011, and will expire in the years 2025 through 2030.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2011.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The amounts due at December 31, 2011 and 2010 are $49,656 and $60,656 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and operational facilities on a month-to-month basis. Rent expense was $13,800 and $13,800 for the years ended December 31, 2011 and 2010.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2011 totaling $293,164 and recurring losses from operations.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2011, the FASB issued the following guidance:

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

