Form 10-Q
period 2012-03-31
KINGDOM KONCRETE, INC.
filed 2012-05-07
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 5,721,900 shares of Common Stock of the issuer outstanding.

1

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of March 31, 2012 and December 31, 2011

	As of March, 31, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$23,796	$23,231
Prepaid Assets	1,150	1,150
Inventory	1,716	500
Total Current Assets	26,662	24,881

Fixed Assets:
Equipment	173,884	173, 884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(163,558)	(162,398)
Total Fixed Assets	18,246	19,406

Total Assets	$44,908	$44,287

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$19,518	$6,380
Accrued Expenses	1,310	611
Due to Shareholder	43,156	49,656
Total Current Liabilities	63,984	56,647

Total Liabilities (All Current)	63,984	56,647
Shareholders’ Equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued and outstanding, respectively	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(299,880)	(293,164)
Total Shareholders’ Equity	(19,076)	(12,360)
Total Liabilities and Shareholders’ Equity	$44,908	$44,287

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue	$32,203	$19,262
Cost of Sales	15,270	8,908
Gross Profit	16,933	10,354

Operating Expenses:
Depreciation and Amortization	1,160	1,363
General and Administrative	22,489	18,547
Total Operating Expenses	23,649	19,910

Net Operating Loss	(6,716)	(9,556)

Other Income (Expense)
Interest Income	—	1
Interest Expense	—	—
Total Other Income (Expense)	—	1

Net Loss	$(6,716)	$(9,555)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	5,721,900	5,471,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2012 (Unaudited) and the Year Ended December 31, 2011 (Audited)

			Additional	Retained
	Common		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	$1,670

Stock Issued for Services	250,000	250	19,750		20,000

Net Loss				(34,030)	(34,030)

Stockholders’ Equity at December 31, 2011	5,721,900	$5,722	$275,082	$(293,164)	$(12,360)

Net Loss				(6,716)	(6,716)

Stockholders’ Equity at March 31, 2012	5,721,900	$5,722	$275,082	$(299,880)	$(19,076)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,716)	$(9,555)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	1,160	1,363
Change in assets and liabilities:
Increase (decrease) in inventory	(1,216)	7
(Decrease) in other assets	—	(1,150)
Increase in accounts payable – related party	13,138	—
Increase in accrued expenses	699	385
CASH FLOWS USED IN OPERATING ACTIVITIES	7,065	(8,950)

CASH FLOWS FROM INVESTING ACTIVITIES
None	—	—
CASH FLOWS USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on amounts due to shareholder	(6,500)	(2,000)
CASH FLOWS USED IN FINANCING ACTIVITIES	(6,500)	(2,000)

NET DECREASE IN CASH	565	(10,950)

Cash, beginning of period	23,231	39,764
Cash, end of period	$23,796	$28,814

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$—
Income taxes paid	—	—

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2012 and 2011 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $417 and $297 for the three months ended March 31, 2012 and 2011, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2012 and 2011, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At March 31, 2012, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(163,558)	(162,398)
Total Fixed Assets	$18,246	$19,406

Depreciation expense for the three month periods ended March 31, 2012 and 2011 was $1,160 and $1,363, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

No shares have been issued during the three months ended March 31, 2012.

At March 31, 2012 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of March 31, 2012.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2012	2011
Prior Year	$73,291	$64,783
Tax Benefit for Current Period	1,679	8,508
Net Operating Loss Carryforward	74,970	73,291
Less: Valuation Allowance	(74,970)	(73,291)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $299,880 at March 31, 2012 and $293,164 at December 31, 2011, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at March 31, 2012 and December 31, 2011.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at March 31, 2012 and December 31, 2011 was $43,156 and $49,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended March 31, 2012 and 2011, respectively

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through March 31, 2012 totaling about $299,900 and had negative working capital of $37,322.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through April 20, 2012, which is the date the financial statements were issued.   No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The first quarter of 2012 has much improved weather over the same period in 2011 when North Texas experienced a cold and at times snowy winter. Revenue was up 67% to approximately $32,200 and with the increase we managed to keep margins relatively flat at about 53% and therefore experienced increased gross profit.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED March 31, 2012

Our quarter ended on March 31, 2012.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2012 was $32,203 compared to $19,262 for the three month period ended March 31, 2011.   The increase in revenue in the three months ended March 31, 2012 is due to favorable weather conditions versus the same period in 2011 as North Texas experience a cold and wet winter last year.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2012 was $16,933 compared to $10,354 for the three months ended March 31, 2011.   Margins decreased slightly due to product mix in the three months ended March 31, 2012 versus 2011 from 53.8% to 52.6%.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2012 were $22,489 compared to $18,547 for the three months ended March 31, 2011. The increase in expenses is attributed to an increase in audit fees of $3,300, and increased bank fees & utilities of $500.  The expenses above do not include depreciation which was $1,160 and $1,363 for the three months ended March 31, 2012 and 2011 respectively.

NET INCOME (LOSS). Net loss for the three month period ended March 31, 2012 was $6,716 compared to a net loss of $9,555 for the three month period ended March 31, 2011.  The explanations above regarding improved margins and flat expenses are the reasons for improved net income on flat sales.

LIQUIDITY AND CAPITAL RESOURCES.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at March 31, 2012 and 2011 Net Cash Provided (Used) by Operating Activities were $7,065 and $(8,950), respectively) it relies on the President to advance the Company working capital.  As of March 31, 2012 and December 31, 2011 the President has advanced the Company $43,156 and $49,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was negative for the three months ended March 31, 2012 and for the year ended December 31, 2011.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

Capital Resources:

The Company has no capital commitments.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  We expect 2012 to be similar to 2011 in net sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition:

WORKING CAPITAL: Working Capital decreased by about $5,500 to ($37,222) since December 31, 2011.  This reduction is due to the increase in accounts payable of about $13,000 since December 31, 2011.  This increase in accounts payable was partially off-set an by reduced amounts due shareholder $6,500, and an increase in inventory of about $1,200.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $6,716 due to the net loss in the three months ended March 31, 2012.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  May 4, 2012

