Form 10-Q
period 2012-09-30
KINGDOM KONCRETE, INC.
filed 2012-11-14
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, there were 5,721,900 shares of Common Stock of the issuer outstanding.

1

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of September 30, 2012 and December 31, 2011

	As of September 30, 2012 (Unaudited)	As of December 31, 2011 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$18,569	$23,231
Prepaid Assets	0	1,150
Inventory	1,122	500
Total Current Assets	19,691	24,881

Fixed Assets:
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(165,878)	(162,398)
Total Fixed Assets	15,926	19,406

Total Assets	$35,617	$44,287

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable – Related Party	$38,599	$6,380
Accrued Expenses	710	611
Due to Shareholder	22,156	49,656
Total Current Liabilities	61,465	56,647

Total Liabilities (All Current)	61,465	56,647
Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued and outstanding, respectively	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(306,652)	(293,164)
Total Shareholders’ Equity (Deficit)	(25,848)	(12,360)
Total Liabilities and Shareholders’ Equity	$35,617	$44,287

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenue	$29,407	$20,201	$99,120	$68,967
Cost of Sales	13,091	11,145	49,365	35,410
Gross Profit	16,316	9,056	49,755	33,557

Operating Expenses:
Depreciation and Amortization	1,160	1,160	3,480	3,683
General and Administrative	22,474	13,205	59,763	45,705
Total Operating Expenses	23,634	14,365	63,243	49,388

Net Operating Loss	(7,318)	(5,309)	(13,488)	(15,831)

Other Income (Expense)
Interest Income	0	0	0	2
Interest Expense	0	0	0	0
Total Other Income (Expense)	0	0	0	2

Net Loss	$(7,318)	$(5,309)	$(13,488)	$(15,829)

Basic and Diluted Earnings (Loss) per share	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,721,900	5,471,900	5,721,900	5,471,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2012 (Unaudited) and the Year Ended December 31, 2011 (Audited)

			Additional	Retained
	Common		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2010	5,471,900	$5,472	$255,332	$(259,134)	$1,670

Stock Issued for Services	250,000	250	19,750		20,000

Net Loss				(34,030)	(34,030)

Stockholders’ Equity at December 31, 2011	5,721,900	$5,722	$275,082	$(293,164)	(12,360)

Net Loss				(13,488)	(13,488)

Stockholders’ Equity at September 30, 2012	5,721,900	$5,722	$275,082	$(306,652)	$(25,848)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011 (Unaudited)

	Nine Months ended September 30, 2012	Nine Months ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,488)	$(15,829)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	3,480	3,683
Change in assets and liabilities:
Increase (decrease) in inventory	(622)	2,453
Increase in other assets	1,150	0
Increase in accounts payable – related party	32,219	142
Increase in accrued expenses	99	256
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	22,838	(9,295)

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on amounts due to shareholder	(27,500)	(5,000)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(27,500)	(5,000)

NET DECREASE IN CASH	(4,662)	(14,295)

Cash, beginning of period	23,231	39,764
Cash, end of period	$18,569	$25,469

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2012 and 2011 have been made.

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

Income Taxes:

The Company has adopted ASC 740-10 “Income Taxes” which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Advertising:

Advertising costs are expensed as incurred.  These expenses were $222 and $267 for the three months ended September 30, 2012 and 2011, respectively, and 2,668 and $2,475 for the nine months ended September 30, 2012 and 2011, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2012 and 2011, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At September 30, 2012, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(165,878)	(162,398)
Total Fixed Assets	$15,926	$19,406

Depreciation expense for the three month periods ended September 30, 2012 and 2011 was $1,160 and $1,160, respectively, and nine month periods ended September 30, 2012 and 2011 was $3,480 and $3,683, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

No shares have been issued during the nine months ended September 30, 2012.

At September 30, 2012 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of September 30, 2012.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2012	2011
Prior Year	$73,291	$64,783
Tax Benefit for Current Period	3,372	8,508
Net Operating Loss Carryforward	76,663	73,291
Less: Valuation Allowance	(76,663)	(73,291)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $306,652 at September 30, 2012 and $293,164 at December 31, 2011, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at September 30, 2012 and December 31, 2011.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at September 30, 2012 and December 31, 2011 was $22,156 and $49,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended September 30, 2012 and 2011, respectively, and $10,350 and $11,500 for the nine months ended September 30, 2012 and 2011, respectively

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2012 totaling about $306,352 and had negative working capital of $41,774.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through November 5, 2012, which is the date the financial statements were issued.   No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

The first nine months of 2012 has much improved weather over the same period in 2011 when North Texas experienced a cold and at times snowy winter and a very hot and dry summer. Revenue is up 44% to approximately $99,120 and with the increase we managed to keep margins constant at about 50% and therefore experienced increased gross profit.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED September 30, 2012

Our quarter ended on September 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2012 was $29,407 compared to $20,201 for the three month period ended September 30, 2011, an increase of $9,206 or 46%.   The increase in revenue in the three months ended September 30, 2012 is due to favorable weather conditions (less heat) and the impact of advertising.

Revenue for the nine months ended September 30, 2012 was $99,120 compared to $68,967 for the nine month period ended September 30, 2011, an increase of $30,153 or 44%.   The increase in revenue in the nine months ended September 30, 2012 is due to favorable weather conditions versus the same period in 2011 (less snow and ice in the winter and less heat and more rain in the summer) and the impact of advertising.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2012 was $16,316 compared to $9,056 for the three months ended September 30, 2011.   Margins increased due to product mix in the three months ended September 30, 2012 versus 2011 from 45% to 56%.

Gross profit for the nine months ended September 30, 2012 was $49,755 compared to $33,557 for the nine months ended September 30, 2011.   Margins increased slightly due to product mix in the nine months ended September 30, 2012 versus 2011 from 48.7% to 50.2%.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2012 were $22,474 compared to $13,205 for the three months ended September 30, 2011. The increase in expenses is attributed to an increase in contract services of $10,600, increased merchant fees of $1,145 and increased insurance expense of $860; these increases were partially off-set by a decrease in general expenses of $3,300.  The expenses above do not include depreciation which was $1,160 and $1,160 for the three months ended September 30, 2012 and 2011 respectively.

Total operating expenses for the nine months ended September 30, 2012 were $59,763 compared to $45,705 for the nine months ended September 30, 2011. The increase in expenses is attributed to an increase in audit fees of $2,400, increased insurance expense of $3,300 and increased contract services of $11,800; the increases were partially off-set by a decrease in general expenses of $3,400.  The expenses above do not include depreciation which was $3,480 and $3,683 for the nine months ended September 30, 2012 and 2011 respectively.

NET INCOME (LOSS). Net loss for the three month and nine month periods ended September 30, 2012 was $7,318 and $5,309, respectively, compared to a net loss of $13,488 and $15,829 for the nine month periods ended September 30, 2011, respectively.  The explanations above regarding improved margins and flat expenses are the reasons for improved net income on flat sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at September 30, 2012 and December 31, 2011, Net Cash Provided (Used) by Operating Activities were $22,838 and ($9,295), respectively), it relies on the President to advance the Company working capital.  As of September 30, 2012 and December 31, 2011 the President has advanced the Company $22,156 and $49,656.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was positive for the nine months ended September 30, 2012 and was negative for the year ended December 31, 2011.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $10,000 to ($41,774) since December 31, 2011.  This reduction is due to the increase in accounts payable of about $32,200 since December 31, 2011.  This increase in accounts payable was partially off-set an by reduced amounts due shareholder $26,500, and an decrease in cash of about $4,600.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $13,488 due to the net loss in the nine months ended September 30, 2012.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit.  Yorkdale Capital, LLC or its principals are also shareholders.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  November 13, 2012

