Form 10-K
period 2012-12-31
KINGDOM KONCRETE, INC.
filed 2013-04-01
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2012

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012: $85,752

Shares of common stock outstanding at March 31, 2013:    5,721,900

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

ITEM 1.                      DESCRIPTION OF BUSINESS

Kingdom Koncrete, Inc. is a Nevada corporation which was incorporated in 2006 and immediately purchased 100% of the outstanding stock of Kingdom Concrete, Inc., a Texas corporation which was formed on July 18, 2003. The transaction was accounted for as a reverse merger.  In this filing, we refer to Kingdom Koncrete, Inc. as “we,” “us”, “the Company” or “Kingdom” unless we specifically state otherwise or the context indicates otherwise. We specialize in providing pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of their choosing. The funds from the offering allowed us to invest in the growth of our company through equipment purchases and advertising as well as possible strategic expansion and acquisition.

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of December 31, 2012, our general pricing structure was as follows:

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

As of December 31, 2012, we had 8 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of December 31, 2012 we operate a fleet of 8 mixer trailers, which had an average age of approximately 3.0 years.

Cement and Other Raw Materials

We obtain most of the materials necessary to manufacture ready-mixed concrete on a periodic basis, as needed. These materials include cement, which is a manufactured product, stone, gravel and sand. Our batch plant typically maintains an inventory level of these materials sufficient to satisfy its operating needs for a few days. Cement represents the highest cost material used in manufacturing a cubic yard of ready-mixed concrete, while the combined cost of the stone, gravel and sand used is slightly less than the cement cost. We purchase each of these materials from several suppliers. We are not dependent on any one supplier. We have not entered into any supply agreements with any of our suppliers.

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

Insurance:

We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2012.

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

As of December 31, 2012, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 28, 2012, at the annual meeting of shareholders, a majority of our shareholders approved the following actions, all as proposed in our Proxy Statement:

1.	To re-elect Ed Stevens as our sole director.
2.	Ratify The Hall Group, CPAs as the Company’s registered independent accounting firm.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock traded over-the-counter – bulletin board during 2012 and 2011. The stock closed on December 31, 2012 at $.08 a share.

At December 31, 2012, we had approximately 67 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

EXECUTIVE OVERVIEW: In 2012 we realized an increase in business of 57% versus 2011 after experiencing three straight years of declining revenue. And although North Texas remained in near drought conditions the improve economy, especially in the second half of the year, impacted the home improvement and municipality segments.

Our net loss of $3,729 in 2012 was significantly less versus 2011 which was $34,030. This was a direct result of the increased sales margin flowing through to the bottom line.

REVENUES: Revenues for the twelve months ended December 31, 2012 were $140,833 compared to $89,941 for the twelve months ended December 31, 2011. The increase of 56.6% is due to the improved economy and favorable weather conditions in North Texas, expecially in the second half of 2012.

COST OF SALES: Cost of sales for the twelve months ended December 31, 2012 were $66,621 compared to $47,839 for the twelve months ended December 31, 2011 making the gross profit percentages 52.7% and 46.8% respectively. The margin improvement is due to sales mix.

OPERATING EXPENSES: Total operating expenses, exclusive of depreciation, for the twelve months ended December 31, 2012 were $73,301 compared to $71,291 for the twelve months ended December 31, 2011. The decrease is related to reduced professional/contract services of $9,300 and partially offset by an increase in insurance related expenses of $4,400 and merchant fees of $1,800. The above costs do not include depreciation expense which was $4,640 for the twelve month period ended December 31, 2012 versus $4,843 for the equivalent periods ended December 31, 2011.

We had interest no expense in 2012 and 2011.

NET LOSS: Net loss for the twelve months ended December 31, 2012 was $3,729 compared to a loss of $34,030 for the twelve months ended December 31, 2011 due to the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES: The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows and when necessary shareholder advances.  Operating cash flows were a positive $33,929 for the twelve months ended December 31, 2012. We currently have sufficient cash balances to continue operations but going forward in 2013 we will need to look at another capital funding alternatives if the sales revenue does not increase to generate positive cash flows. The President has advanced the Company $14,656 and $49,656 as of December 31, 2012 and 2011, respectively, for working capital.  No interest is paid on this advance.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above if sales revenues do not increase in 2013 the Company will have to explore alternative capital funding options.

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

Material Changes in Financial Condition:

WORKING CAPITAL: Working Capital improved by $911 to (30,855) between December 31, 2012 and 2011.  This reduction is mainly due to the increase in inventory of $1,964 and a decrease in cash of $1,071.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense inventory.  Please reference footnotes one and two.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $3,729 due to the net loss in the year ended December 31, 2012 and partially off-set by the stock issued for services.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: After a stronger 2012 the company is optimistic that in 2013, with the improving economic conditions that sales will continue to grow. We are planning single-digit revenue growth in 2013 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $36,099 and $2,380 as December 31, 2012 and December 31, 2011, respectively, for operating expenses.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012.   Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Stevens	57	Chief Executive Officer, Chief Financial Officer, and Director since December 29, 2006

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2012 and 2011 as compensation.

Name	Capacity Served	Aggregate Remuneration
Edward Stevens	Chief Executive Officer, Chief Financial Officer, and Director	2012: $0 2011: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Edward Stevens	4,650,000	81.27%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2012, the Company had an account payable to a shareholder for accounting and consulting services.

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $12,687 and $11,000 for the years ended December 31, 2012 and 2011, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $5,500 and $8,000 for the years ended December 31, 2012 and 2011, respectively.

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

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2012.

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

KINGDOM KONCRETE, INC.

By:           /s/  Edward Stevens

Edward Stevens

Chief Executive Officer & Chief Financial Officer

Dated: March 29, 2013

KINGDOM KONCRETE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Kingdom Koncrete, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Kingdom Koncrete, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 29, 2013

KINGDOM KONCRETE, INC. Consolidated Balance Sheets December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$22,160	$23,231
Inventory	2,464	500
Prepaid Expenses	1,150	1,150
Total Current Assets	25,774	24,881
Fixed Assets
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(167,038)	(162,398)
Total Fixed Assets	14,766	19,406

TOTAL ASSETS	$40,540	$44,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable--Related Party	$41,295	$6,380
Accounts Payable	0	0
Accrued Expenses	678	611
Advances from Shareholder	14,656	49,656

Total Current Liabilities	56,629	56,647

Total Liabilities	56,629	56,647

Stockholders' Equity

Common Shares, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued
and outstanding	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(296,893)	(293,164)
Total Stockholders' Equity	(16,089)	(12,360
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$40,540	$44,287

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES	$140,833	$89,941
COST OF SALES	66,621	47,839
GROSS PROFIT	74,212	42,102

OPERATING EXPENSES

Depreciation & Amortization	4,640	4,843
Advertising	2,951	2,743
General and Administrative	70,350	68,548
TOTAL OPERATING EXPENSES	77,941	76,134

NET OPERATING (LOSS)	(3,729)	(34,028)

OTHER INCOME
Interest Income	—	2
Interest Expense	—	—
TOTAL OTHER INCOME	—	2

NET (LOSS) BEFORE INCOME TAXES	(3,729)	(34,030)

Provision for Income Taxes (Expense) Benefit	—	—

NET (LOSS)	$(3,729)	$(34,030)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,721,900	5,503,407
Income (Loss) per Share	$(0.00)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2011	5,471,900	$5,472	$255,332	$(259,134)	$1,670

Issuance of Common Stock for Services	250,000	250	19,750		20,000
Net (Loss)				(34,030)	(34,030)

Stockholders' Equity (Deficit) at December 31, 2011	5,721,900	$5,722	$275,082	$(293,164)	$(12,360)

Net (Loss)				(3,729)	(3,729)

Stockholders' Equity (Deficit) at December 31, 2012	5,721,900	$5,722	$275,082	$(296,893)	$(16,089)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,729)	$(34,030)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	4,640	4,843
Shares Issued in Exchange for Services	0	20,000
(Increase) Decrease in Inventory	(1,964)	2,553
(Increase) Decrease in Prepaid Expenses	0	(1,150)
Increase in Accounts Payable	34,915	1,880
Increase (Decrease) in Accrued Expenses	67	371
Net Cash (Used) by Operating Activities	33,929	(5,533)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net Cash (Used) by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Advance	(35,000)	(11,000)
Proceeds from Sale of Common Stock	0	0
Net Cash Provided/(Used) by Financing Activities	(35,000)	(11,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,071)	(16,533)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	23,231	39,764

CASH AND CASH EQUIVALENTS AT END OF YEAR	$22,160	$23,231

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$0
Shares Issued in Exchange for Services	$0	$20,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2012 and 2011, respectively have been made.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company  may elect to take advantage of the benefits of this extended transition period in the future.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 107), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things,  as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2012, the Company did not have any financial instruments other than cash and cash equivalents.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $2,951 and $2,743 for the years ended December 31, 2012 and 2011, respectively.

Income Taxes:

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation

Comprehensive Income

The Company had no components of comprehensive income. Therefore net loss equaled comprehensive loss for all periods presented.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2012 and 2011 are comprised of the following:

	2012	2011

Equipment	$173,884	$173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(167,038)	(162,398)

Total Fixed Assets	$14,766	$19,406

Depreciation expense was $4,640 and $4,843 for the years ended December 31, 2012 and 2011, respectively.

NOTE 3 – EQUITY

In 2011 the Company issued 250,000 common shares for consulting services that were valued at $20,000.

At December 31, 2012 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of December 31, 2012.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and 2011 are as follows:

Deferred Tax Asset Related to:

	2012	2011
Prior Year	$73,291	$64,783
Tax Benefit for Current Year	932	8,508
Total Deferred Tax Asset	74,223	73,291
Less: Valuation Allowance	(74,223)	(73,291)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is $296,893 at December 31, 2012, and will expire in the years 2026 through 2031.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2012.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The amounts due at December 31, 2012 and 2011 are $14,656 and $49,656 respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and operational facilities on a month-to-month basis. Rent expense was $13,800 and $13,800 for the years ended December 31, 2012 and 2011.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2012 totaling $296,893 and recurring losses from operations.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued guidance clarifying previous guidance related to fair value measurement. This guidance is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this guidance effective January 1, 2012. The adoption of this guidance had no material impact on the Company’s consolidated financial position, results of operations or disclosures.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2011. As the Company does not have any components of comprehensive income, this pronouncement had no impact on the consolidated financial statements.

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

No other recent pronouncements are anticipated to have an impact on the Company’s consolidated financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

