Form 10-Q
period 2013-03-31
KINGDOM KONCRETE, INC.
filed 2013-05-20
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of May 10, 2013, there were 5,721,900 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	13

	PART II OTHER INFORMATION

Item 1	Legal Proceedings	15
Item 2	Changes in Securities	15
Item 3	Default upon Senior Securities	15
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	15
Item 6	Exhibits and Reports on Form 8-K	15

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of March 31, 2013 and December 31, 2012

	As of March 31, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$11,439	$22,160
Prepaid Assets	1,150	1,150
Inventory	2,804	2,464
Total Current Assets	15,393	25,774

Fixed Assets:
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(168,198)	(167,038)
Total Fixed Assets	13,606	14,766

Total Assets	$28,999	$40,540

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$5,946	$0
Accounts Payable – Related Party	42,965	41,295
Accrued Expenses	645	678
Due to Shareholder	1,956	14,656
Total Current Liabilities	51,512	56,629

Total Liabilities (All Current)	51,512	56,629
Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued and outstanding, respectively	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(303,317)	(296,893)
Total Shareholders’ Equity (Deficit)	(22,513)	(16,089)
Total Liabilities and Shareholders’ Equity	$28,999	$40,540

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended
	March 31, 2013	March 31,2012
Revenue	$27,430	$32,203
Cost of Sales	12,888	15,270
Gross Profit	14,542	16,933
Operating Expenses:
Depreciation and Amortization	1,160	1,160
General and Administrative	19,806	22,489
Total Operating Expenses	20,966	23,649

Net Operating Loss	(6,424)	(6,716)
Other Income (Expense)
Interest Income	0	0
Interest Expense	0	0
Total Other Income (Expense)	0	0
Net Loss	$(6,424)	$(6,716)

Basic and Diluted Earnings (Loss) per share	$0.00	$0.00
Weighted Average Shares Outstanding:
Basic and Diluted	5,721,900	5,721,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012 (Audited)

			Additional	Retained
	Common		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2011	5,721,900	$5,722	$275,082	$(293,164)	$(12,360)

Net Loss				(3,729)	(3,729)

Stockholders’ Equity at December 31, 2012	5,721,900	$5,722	$275,082	$(296,893)	(16,089)

Net Loss				(6,424)	(6,424)

Stockholders’ Equity at March 31, 2013	5,721,900	$5,722	$275,082	$(303,317)	$(22,513)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,424)	$(6,716)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	1,160	1,160
Change in assets and liabilities:
(Increase ) in inventory	(340)	(1,216)
(Increase ) in other assets	0	0
Increase in accounts payable – related party	7,616	13,138
Increase (Decrease) in accrued expenses	(33)	699
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,979	7,065

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on amounts due to shareholder	(12,700)	(6,500)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(12,700)	(6,500)

NET DECREASE IN CASH	(10,721)	565

Cash, beginning of period	22,160	23,231
Cash, end of period	$11,439	$23,796

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Management believes that all adjustments necessary for a fair statement of the results of the three months ended March 31, 2013 and 2012 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $296 and $417 for the three months ended March 31, 2013 and 2012, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2013 and 2012, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At March 31, 2013, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(168,198)	(167,038)
Total Fixed Assets	$13,606	$14,766

Depreciation expense for the three month periods ended March 31, 2013 and 2012 was $1,160 and $1,160, respectively.

NOTE 3 – EQUITY

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  These shares have full voting rights.

No shares have been issued during the three months ended March 31, 2013.

At March 31, 2013 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of March 31, 2013.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	March 31	December 31,
	2013	2012
Prior Year	$74,223	$73,291
Tax Benefit for Current Period	1,606	932
Net Operating Loss Carryforward	75,829	74,223
Less: Valuation Allowance	(75,829)	(74,223)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $303,317 at March 31, 2013 and $296,893 at December 31, 2012, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at March 31, 2013 and December 31, 2012.

NOTE 5 – DUE TO SHAREHOLDER

The Company is obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule has been established.  There has been no interest paid or imputed on these advances.  The balance at March 31, 2013 and December 31, 2012 was $1,956 and $14,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through March 31, 2013 totaling $303,317and had negative working capital of $36,119.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through May 10, 2013, which is the date the financial statements were issued.   No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

In the first three months of 2013 revenues were down 15% versus 2012. The first three months of 2012 was very strong and although revenues are down we remain optimistics about 2013. The first three months saw more rainfall versus 2012, especially in March, and this impacted our sales. We implemented a price increase in April of 2013 between 7% and 20% with the smaller quantities at about a 20% increase and the largest quantities at about 7%.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED March 31, 2013

Our quarter ended on March 31, 2013.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2013 was $27,430 compared to $32,203 for the three month period ended March 31, 2012, a decrease of $4,773 or 15%.   The decrease in revenue in the three months ended March 31, 2013 is due to unfavorable weather conditions in North Texas (more rain in March 2013 versus March 2012).

GROSS PROFIT.  Gross profit for the three months ended March 31, 2013 was $14,542 compared to $16,933 for the three months ended March 31, 2012.   Margins increased slightly due to product mix in the three months ended March 31, 2013 versus 2011 from 52.6% to 53.0%.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2013 were $19,806 compared to $22,489 for the three months ended March 31, 2012. The decrease in expenses is attributed to a reduction in professional services of $5,800.  The expenses above do not include depreciation which was $1,160 and $1,160 for the three months ended March 31, 2013 and 2012 respectively.

NET INCOME (LOSS). Net loss for the three month periods ended March 31, 2013 and 2012was $6,424 and $6,716, respectively.  The explanations above regarding margins and expenses are the reasons for the loss changes.

LIQUIDITY AND CAPITAL RESOURCES.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at March 31, 2013 and December 31, 2012, Net Cash Provided (Used) by Operating Activities were $1,979 and $7,065, respectively), it relies on the President and shareholders to advance the Company working capital.  As of March 31, 2013 and December 31, 2012 the President has advanced the Company $1,956 and $14,656. Shareholdes had advanced the company working capital of $42,965 and $41,295 as of March 31, 2013 and December 31, 2012.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was positive for the three months ended March 31, 2013 and was negative for the year ended December 31, 2012.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

Capital Resources:

The Company has no capital commitments.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  We expect 2013 to be similar to 2012 in net sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $5,300 to ($36,119) since December 31, 2012.  This reduction is due to the increase in accounts payable of about $7,600, a decrease in amounts due shareholder and a decrease in cash of about $10,700 since December 31, 2012.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $6,424 due to the net loss in the three months ended March 31, 2013.

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $38,965 and $36,099 as March 31, 2013 and December 31, 2012, respectively, for operating expenses. When applicable Yorkdale Capital, LLC or its principals invoices the Company reasonable fees for professional services. The accounts payable balance at March 31, 2013 was $4,000 and at December 31, 2012 was $4,000.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer as of March 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  May 10, 2013

