Form 10-Q/A
period 2013-03-31
KINGDOM KONCRETE, INC.
filed 2013-08-01
CIK 1376755

______________________________________________________________________________________________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of July 31, 2013, there were 5,721,900 shares of Common Stock of the issuer outstanding.

1

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2013 as filed with The Securities and Exchange Commission on May 20, 2013 is to furnish Exhibits 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.

No changes have been made to the Quarterly Report other than filing XBRL as described above. This amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. as amended.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

2

ITEM 6. EXHIBITS

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

Date:  July 31, 2013

3