Form 10-Q
period 2013-06-30
KINGDOM KONCRETE, INC.
filed 2013-08-01
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 31, 2013, there were 5,721,900 shares of Common Stock of the issuer outstanding.

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of June 30, 2013 and December 31, 2012

	As of June 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$19,858	$22,160
Prepaid Assets	—	1,150
Inventory	1,092	2,464
Total Current Assets	20,950	25,774

Fixed Assets:
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(169,358)	(167,038)
Total Fixed Assets	12,446	14,766

Total Assets	$33,396	$40,540

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$2,946	$0
Accounts Payable – Related Party	56,751	41,295
Accrued Expenses	2,872	678
Due to Shareholder	—	14,656
Total Current Liabilities	62,569	56,629

Total Liabilities (All Current)	62,569	56,629
Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued and outstanding, respectively	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(309,977)	(296,893)
Total Shareholders’ Equity (Deficit)	(29,173)	(16,089)
Total Liabilities and Shareholders’ Equity	$33,396	$40,540

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Six months Ended June 30, 2013 and 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenue	$38,433	$37,510	$65,863	$69,713
Cost of Sales	18,453	21,004	31,341	36,274
Gross Profit	19,980	16,506	34,522	33,439

Operating Expenses:
Depreciation and Amortization	1,160	1,160	2,320	2,320
General and Administrative	25,480	14,800	45,286	37,289
Total Operating Expenses	26,640	15,960	47,606	39,609

Net Operating Loss	(6,660)	546	(13,084)	(6,170)

Other Income (Expense)
Interest Income	0	0	0	0
Interest Expense	0	0	0	0
Total Other Income (Expense)	0	0	0	0

Net Loss	$(6,660)	$546	$(13,084)	$(6,170)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,721,900	5,721,900	5,721,900	5,721,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Six months Ended June 30, 2013 (Unaudited) and the Year Ended December 31, 2012 (Audited)

			Additional	Retained
	Common		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2011	5,721,900	$5,722	$275,082	$(293,164)	(12,360)

Net Loss				(3,729)	(3,729)

Stockholders’ Equity at December 31, 2012	5,721,900	$5,722	$275,082	$(296,893)	(16,089)

Net Loss				(13,084)	(13,084)

Stockholders’ Equity at June 30, 2013	5,721,900	$5,722	$275,082	$(309,977)	$(29,173)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Six months Ended June 30, 2013 and 2012 (Unaudited)

	Six months Ended June 30, 2013	Six months Ended June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,084)	$(6,170)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	2,320	2,320
Change in assets and liabilities:
(Increase ) Decrease in inventory	1,372	(58)
(Increase ) in other assets	1,150	1,150
Increase in accounts payable – related party	18,402	17,573
Increase in accrued expenses	2,194	600
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	12,354	15,415

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on amounts due to shareholder	(14,656)	(12,500)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(14,656)	(12,500)

NET DECREASE IN CASH	(2,302)	2,915

Cash, beginning of period	22,160	23,231
Cash, end of period	$19,858	$26,146

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Management believes that all adjustments necessary for a fair statement of the results of the six months ended June 30, 2013 and 2012 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $372 and $2,029 for the three months ended June 30, 2013 and 2012, respectively and $668 and $2,446 for the six months ended June 30, 2013 and 2012, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2013 and 2012, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At June 30, 2013, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(169,358)	(167,038)
Total Fixed Assets	$12,446	$14,766

Depreciation expense for the three month periods ended June 30, 2013 and 2012 was $1,160 and $1,160, respectively and for the six month periods ended June 30, 2013 and 2012 was $2,320 and $2,320, respectively.

NOTE 3 – EQUITY

As of June 3, 2013 the Company was authorized to issue 50,000,000 common shares at a par value of $0.001 per share.  On July 18, 2013 the Company’s Board of Directors increased the authorized shares to 500,000,000. These shares have full voting rights.

No shares have been issued during the six months ended June 30, 2013.

At June 30, 2013 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of June 30, 2013.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2013	2012
Prior Year	$74,223	$73,291
Tax Benefit for Current Period	3,270	932
Net Operating Loss Carryforward	77,493	74,223
Less: Valuation Allowance	(77,493)	(74,223)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $309,977 at June 30, 2013 and $296,893 at December 31, 2012, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at June 30, 2013 and December 31, 2012.

NOTE 5 – DUE TO SHAREHOLDER

The Company was obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule had been established.  There have been no interest paid or imputed on these advances.  The balance at June 30, 2013 and December 31, 2012 was $0 and $14,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended June 30, 2013 and 2012, respectively and $6,900 and $6,900 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through June 30, 2013 totaling $309,977 and had negative working capital of $41,619.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through July 31, 2013, which is the date the financial statements were issued.  On July 18, 2013 the Company’s Board of Directors increased the authorized amount of common stock shares from 50,000,000 to 500,000,000.

No other items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

In the first six months of 2013 revenues were down 6% versus 2012. The first six months of 2012 were very strong and the three months ended June 30, 2013 were slightly ahead of the same period in 2012. We remain optimistic about 2013. The first six months saw more rainfall versus 2012, especially in March, and this impacted our sales. We implemented a price increase in April of 2013 between 7% and 20% with the smaller quantities at about a 20% increase and the largest quantities at about 7%.

Employees

We currently employ one employee, the President, who is not compensated.

RESULTS FOR THE QUARTER ENDED June 30, 2013

Our quarter ended on June 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2013 was $38,433 compared to $37,510 for the three month period ended June 30, 2012, an increase of $923 or 2%.   The increase in revenue in the three months ended June 30, 2013 is due to more moderate temperatures versus 2012 and a strong economy in North Texas.

Revenue for the six months ended June 30, 2013 was $65,863 compared to $69,713 for the three month period ended June 30, 2012, a decrease of $3,850 or 6%.   The decrease in revenue in the six months ended June 30, 2013 is due to unfavorable weather conditions in North Texas early in the year (more rain in March 2013 versus March 2012).

GROSS PROFIT.  Gross profit for the three months ended June 30, 2013 was $19,980 compared to $16,506 for the three months ended June 30, 2012.   Margins improved due to product mix in the three months ended June 30, 2013 versus 2012 from 44.0% to 52.0%.

Gross profit for the six months ended June 30, 2013 was $34,522 compared to $33,439 for the six months ended June 30, 2012.   Margins improved due to product mix and the price increase that was implemented in April for the six months ended June 30, 2013 versus 2011 from 48.0% to 52.4%.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2013 were $25,480 compared to $14,800 for the three months ended June 30, 2012. The increase in expenses is attributed to an increase in professional services of $1,100.  The expenses above do not include depreciation which was $1,160 and $1,160 for the three months ended June 30, 2013 and 2012 respectively.

Total operating expenses for the six months ended June 30, 2013 were $45,286 compared to $37,289 for the six months ended June 30, 2012. The increase in expenses is attributed to an increase in professional services of $5,200.  The expenses above do not include depreciation which was $2,320 and $2,320 for the six months ended June 30, 2013 and 2012 respectively.

NET INCOME (LOSS). Net income/loss for the three month periods ended June 30, 2013 and 2012 was a loss of $6,660 and income of $546, respectively.  The explanations above regarding margins and expenses are the reasons for the loss changes.

Net loss for the six month periods ended June 30, 2013 and 2012 was $13,084 and $6,170, respectively.  The explanations above regarding margins and expenses are the reasons for the loss changes.

LIQUIDITY AND CAPITAL RESOURCES.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at June 30, 2013 and December 31, 2012, Net Cash Provided (Used) by Operating Activities were $12,354 and $15,415, respectively), it relies on the President and shareholders to advance the Company working capital.  As of June 30, 2013 and December 31, 2012 the President has advanced the Company $0 and $14,656. Shareholders had advanced the company working capital of $52,751 and $36,099 as of June 30, 2013 and December 31, 2012.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was positive for the six months ended June 30, 2013 and for the year ended December 31, 2012.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $10,800 to ($41,619) since December 31, 2012.  This reduction is due to the increase in accounts payable of about $18,400, a decrease in amounts due shareholder ($14,600) and a decrease in cash of about $2,300 since December 31, 2012.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $13,084 due to the net loss in the six months ended June 30, 2013.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals had advanced the Company $52,751 and $36,099 at December 31, 2012 and 2011, respectively, for operating expenses

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive and Chief Financial Officer as of June 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

