Form 10-Q
period 2013-09-30
KINGDOM KONCRETE, INC.
filed 2013-11-14
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, there were 5,721,900 shares of Common Stock of the issuer outstanding.

1

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of September 30, 2013 and December 31, 2012

	As of September 30, 2013 (Unaudited)	As of December 31, 2012 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$14,038	$22,160
Prepaid Assets	—	1,150
Inventory	1,677	2,464
Total Current Assets	15,715	25,774

Fixed Assets:
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(170,518)	(167,038)
Total Fixed Assets	11,286	14,766

Total Assets	$27,001	$40,540

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$2,446	$0
Accounts Payable – Related Party	60,148	41,295
Accrued Expenses	1,496	678
Due to Shareholder	—	14,656
Total Current Liabilities	64,090	56,629

Total Liabilities (All Current)	64,090	56,629
Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 500,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued and outstanding, respectively	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(317,893)	(296,893)
Total Shareholders’ Equity (Deficit)	(37,089)	(16,089)
Total Liabilities and Shareholders’ Equity	$27,001	$40,540

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Nine months Ended September 30, 2013 and 2012 (Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenue	$35,832	$29,407	$101,695	$99,120
Cost of Sales	17,202	13,091	48,543	49,365
Gross Profit	18,630	16,316	53,152	49,755

Operating Expenses:
Depreciation and Amortization	1,160	1,160	3,480	3,480
General and Administrative	25,386	22,474	70,672	59,763
Total Operating Expenses	26,546	23,634	74,152	63,243

Net Operating Loss	(7,916)	(7,318)	(21,000)	(13,488)

Other Income (Expense)
Interest Income	0	0	0	0
Interest Expense	0	0	0	0
Total Other Income (Expense)	0	0	0	0

Net Loss	$(7,916)	$(7,318)	$(21,000)	$(13,488)

Basic and Diluted Earnings (Loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,721,900	5,721,900	5,721,900	5,721,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Nine months Ended September 30, 2013 (Unaudited) and the Year Ended December 31, 2012 (Audited)

	Common		Additional Pain-in	Retained Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2011	5,721,900	$5,722	$275,082	(293,164)	(12,360)

Net Loss				(3,729)	(3,729)

Stockholders’ Equity at December 31, 2012	5,721,900	$5,722	$275,082	(296,893)	(16,089)

Net Loss				(21,000)	(21,000)

Stockholders’ Equity at September 30, 2013	5,721,900	$5,722	$275,082	(317,893)	$(37,089)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Nine months Ended September 30, 2013 and 2012 (Unaudited)

	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,000)	$(13,488)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	3,480	3,480
Change in assets and liabilities:
(Increase ) Decrease in inventory	787	(622)
Decrease in other assets	1,150	1,150
Increase in accounts payable – trade	2,446	—
Increase in accounts payable – related party	18,853	32,219
Increase in accrued expenses	818	99
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,534	22,838

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on amounts due to shareholder	(14,656)	(27,500)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	(14,656)	(27,500)

NET DECREASE IN CASH	(8,122)	(4,662)

Cash, beginning of period	22,160	23,231
Cash, end of period	$14,038	$18,569

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended September 30, 2013 and 2012 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $2,276 and $222 for the three months ended September 30, 2013 and 2012, respectively and $2,944 and $2,668 for the nine months ended September 30, 2013 and 2012, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2013 and 2012, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At September 30, 2013, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(170,518)	(167,038)
Total Fixed Assets	$11,286	$14,766

Depreciation expense for the three month periods ended September 30, 2013 and 2012 was $1,160 and $1,160, respectively and for the nine month periods ended September 30, 2013 and 2012 was $3,480 and $3,480, respectively.

NOTE 3 – EQUITY

As of September 30, 2013 the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

No shares have been issued during the nine months ended September 30, 2013.

At September 30, 2013 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of September 30, 2013.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2013	2012
Prior Year	$74,223	$73,291
Tax Benefit for Current Period	5,250	932
Net Operating Loss Carryforward	79,473	74,223
Less: Valuation Allowance	(79,473)	(74,223)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $317,893 at September 30, 2013 and $296,893 at December 31, 2012, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at September 30, 2013 and December 31, 2012.

NOTE 5 – DUE TO SHAREHOLDER

The Company was obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so.  No interest rate or payback schedule had been established.  There have been no interest paid or imputed on these advances.  The balance at September 30, 2013 and December 31, 2012 was $0 and $14,656, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $4,600 and $3,450 for the three months ended September 30, 2013 and 2012, respectively and $11,500 and $10,350 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through September 30, 2013 totaling $317,893 and had negative working capital of $48,375.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through November 8, 2013, which is the date the financial statements were issued. No items requiring disclosure were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

In the first nine months of 2013 revenues were down 6% versus 2012. The first nine months of 2012 were very strong and the three months ended September 30, 2013 were slightly ahead of the same period in 2012. We remain optimistic about 2013. The first nine months saw more rainfall versus 2012, especially in March, and this impacted our sales. We implemented a price increase in April of 2013 between 7% and 20% with the smaller quantities at about a 20% increase and the largest quantities at about 7%.

Employees

We currently employ one employee, the President, who began receiving $3,000 per month compensation beginning in May 2013.

RESULTS FOR THE QUARTER ENDED September 30, 2013

Our quarter ended on September 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2013 was $35,832 compared to $29,407 for the three month period ended September 30, 2012, an increase of $6,425 or 22%.   The increase in revenue in the three months ended September 30, 2013 is due to more moderate temperatures versus 2012 and a strong economy in North Texas.

Revenue for the nine months ended September 30, 2013 was $101,695 compared to $99,120 for the nine month period ended September 30, 2012, an increase of $2,575 or 3%.   The increase in revenue in the nine months ended September 30, 2013 is due to favorable weather conditions in North Texas early in the year (more rain in March 2013 versus March 2012) and more moderat summer temperatures in 2013.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2013 was $18,630 compared to $16,316 for the three months ended September 30, 2012.   Margins decreased due to product mix in the three months ended September 30, 2013 versus 2012 from 55.5% to 52.0%.

Gross profit for the nine months ended September 30, 2013 was $53,152 compared to $49,755 for the nine months ended September 30, 2012.   Margins improved due to product mix and the price increase that was implemented in April for the nine months ended September 30, 2013 versus 2011 from 50.2% to 52.3%.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2013 were $25,386 compared to $22,474 for the three months ended September 30, 2012. The increase in expenses is attributed to an increase in marketing expenses of about $2,000.  The expenses above do not include depreciation which was $1,160 and $1,160 for the three months ended September 30, 2013 and 2012 respectively.

Total operating expenses for the nine months ended September 30, 2013 were $70,672 compared to $59,763 for the nine months ended September 30, 2012. The increase in expenses is attributed to an increase in payroll of $7,000 and professional services of $3,800.  The expenses above do not include depreciation which was $3,480 and $3,480 for the nine months ended September 30, 2013 and 2012 respectively.

NET INCOME (LOSS). Net income/loss for the three month periods ended September 30, 2013 and 2012 was a loss of $7,916 and income of $7,318, respectively.  The explanations above regarding margins and expenses are the reasons for the loss changes.

Net loss for the nine month periods ended September 30, 2013 and 2012 was $21,000 and $13,488, respectively.  The explanations above regarding margins and expenses are the reasons for the loss changes.

LIQUIDITY AND CAPITAL RESOURCES.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at September 30, 2013 and December 31, 2012, Net Cash Provided (Used) by Operating Activities were $6,534 and $33,929, respectively), it relies on the President and shareholders to advance the Company working capital.  As of September 30, 2013 and December 31, 2012 the President has advanced the Company $0 and $14,656. Shareholders had advanced the company working capital of $54,650 and $36,099 as of September 30, 2013 and December 31, 2012.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was positive for the nine months ended September 30, 2013 and for the year ended December 31, 2012.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

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

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital decreased by about $17,500 to ($48,375) since December 31, 2012.  This reduction is due to the increase in accounts payable of about $21,300, a decrease in amounts due shareholder ($14,600) and a decrease in cash of about $8,100 since December 31, 2012.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $21,000 due to the net loss in the nine months ended September 30, 2013.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals had advanced the Company $54,650 and $36,099 at December 31, 2012 and 2011, respectively, for operating expenses

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive and Chief Financial Officer as of September 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  November 14, 2013

