Form 10-K
period 2013-12-31
KINGDOM KONCRETE, INC.
filed 2014-03-18
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2013

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013: $721,900

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

Our pricing is competitive with hardware store ready-mix sacks and much easier to manage physically.  Compared to cement truck prices for small-pours, we provide an economic benefit in that the customer pays only for what they use and need.  Pricing is structured on a residential, contractor, and multiple load basis. As of December 31, 2013, our general pricing structure was as follows:

	1/4 yard	1/2 yard	3/4 yard	1 yard	1 1/4 yard
4 bag	$85.00	$100.00	$115.00	$130.00	$148.00
5 bag	$87.50	$104.00	$120.00	$137.00	$156.00
6 bag	$89.00	$107.00	$125.00	$143.50	$164.00

'4 bag', '5 bag', '6 bag' refer to the proportion of cement in the mix.  The higher the bag count, the higher the PSI (strength) of the concrete.  We provide flexibility in that a customer can order the appropriate mix for the project, for example:

●	4 bag mix: Fence posts

●	5 bag mix: Sidewalks, slabs, or footers

●	6 bag mis: Driveways

As of December 31, 2013, we had 8 portable ready-mixed concrete trailers and one batch plant.  Our operations consist principally of formulating, preparing and delivering ready-mixed concrete to the trailers at our batch plant in Rockwall Texas. Our marketing efforts primarily target general contractors, developers and home builders whose focus is on price, flexibility, and convenience.

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

Mixer trailers slowly rotate their loads en route to job sites in order to maintain product consistency. One of our mixer trailers typically has a load capacity of 1 to 1 1/4 cubic yards, or approximately 6,000 pounds, and an estimated useful life of 15 years. A new trailer of this size currently costs approximately $18,000.  As of December 31, 2013 we operate a fleet of 8 mixer trailers, which had an average age of approximately 4.0 years.

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

Insurance:

We are only required to insure the trailers against liability and damage. Additionally, the company maintains hazard insurance on the batch plant property. No claims are outstanding as of December 31, 2013.

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

As of December 31, 2013, the Company is not involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2013, no submission of matters to a vote of security holders took place.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The common stock traded over-the-counter – bulletin board during 2013 and 2012. The stock closed on December 31, 2013 at $1.00 a share.

At December 31, 2013, we had approximately 50 record holders of our common stock.  This number excludes any estimate by us of the number of  beneficial owners  of  shares  held in  street  name,  the accuracy  of  which  cannot  be guaranteed.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2013

EXECUTIVE OVERVIEW: In 2013 revenues were down 14% versus 2012 after experiencing a 57% increase a year ago. North Texas remains in near drought conditions which, even with an improved economy, impacts the home improvement and municipality markets.

Our net loss of $34,842 in 2013 was up versus 2012 which was a loss of $3,729. This was a direct result of the decreased sales impacting the bottom line.

REVENUES: Revenues for the twelve months ended December 31, 2013 were $121,344 compared to $140,833 for the twelve months ended December 31, 2012. The decrease of 14% is due to the prolonged drought like conditions in North Texas which has impacted home improvement and municipality business. .

COST OF SALES: Cost of sales for the twelve months ended December 31, 2013 52.6.7% and 52.7% respectively. The flar margins reflect similar sales mix year-over-year.

OPERATING EXPENSES: Total operating expenses, exclusive of depreciation, for the twelve months ended December 31, 2013 were $94,072 compared to $73,301 for the twelve months ended December 31, 2012. The increase of $20,771 is in essence related to the President receiving income of $3,000 per month for seven months (total $21,000). The above costs do not include depreciation expense which was $4,340 for the twelve month period ended December 31, 2013 versus $4,640 for the equivalent periods ended December 31, 2012.

We had interest no expense in 2013 and 2012.

NET LOSS: Net loss for the twelve months ended December 31, 2013 was $34,842 compared to a loss of $3,729 for the twelve months ended December 31, 2012 due to the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES: The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows and when necessary shareholder advances.  Operating cash flows were a negative $58,953 for the twelve months ended December 31, 2013. We currently have sufficient cash balances to continue operations but going forward in 2014 we will need to look at another capital funding alternatives if the sales revenue does not increase to generate positive cash flows. The President has advanced the Company $0 and $14,656 as of December 31, 2013 and 2012, respectively, for working capital.  No interest was paid on this advance.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above if sales revenues do not increase in 2014 the Company will have to explore alternative capital funding options.

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

Material Changes in Financial Condition:

WORKING CAPITAL: Working Capital improved by $37,500 to 6,631 between December 31, 2013 and 2012.  This improvement is mainly due to the Company converting $61,648 of accounts payable to a long-term convertible note.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense inventory.  Please reference footnotes one and two.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $34,842 due to the net loss in the year ended December 31, 2013.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: After reduced sales in 2013 the Company is optimistic that sales will again rebound in 2014. Improving economic conditions coupled with relief from the drought like conditions should help revenue growth. We are planning single-digit revenue growth in 2014 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and have advanced the Company $67,689 and $36,099 as December 31, 2013 and December 31, 2012, respectively, for operating expenses.

On October 1, 2013, $61,648 of the amounts due to Yorkdale Capital were transferred and converted to a note. The note bears no interest until January 1, 2014 when six percent interest is charged. The principal of the note is convertible at $0.50 per share at any time at the election of the Lender and if converted, any interest is waived. The note is due on December 31, 2014.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2013.   Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Edward Stevens	58	Chief Executive Officer, Chief Financial Officer, and Director since December 29, 2006

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2013 and 2012 as compensation.

Name	Capacity Served	Aggregate Remuneration
Edward Stevens	Chief Executive Officer, Chief Financial Officer, and Director	2013: $21,000 2012: $0

As of the date of this filing, our sole officer is our only employee. We have no employment agreements with any officer, director or employee.

ITEM 12. SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2013 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Chief Executive Officer, Chief Financial Officer, and Director	Edward Stevens	4,650,000	81.27%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes shareholders $61,648 in the form of a long-term note (converted from accounts payable at October 1, 2013) and $6,041 in accounts payable

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $10,500 and $12,687 for the years ended December 31, 2013 and 2012, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $5,500 and $5,500 for the years ended December 31, 2013 and 2012, respectively.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

$2,750 in 2013.

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

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2013.

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

KINGDOM KONCRETE, INC.

By:         /s/  Edward Stevens

Edward Stevens

Chief Executive Officer & Chief Financial Officer

Dated: March 7, 2014

KINGDOM KONCRETE, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

To the Board of Directors and Management of

Kingdom Koncrete, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Kingdom Koncrete, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Kingdom Koncrete, Inc.’s internal control over financial reporting as of December 31, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kingdom Koncrete, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 7, 2014

KINGDOM KONCRETE, INC. Consolidated Balance Sheets December 31, 2013 and 2012

	2013	2012
ASSETS

Current Assets
Cash and Cash Equivalents	$10,199	$22,160
Inventory	500	2,464
Prepaid Expenses	—	1,150
Total Current Assets	10,699	25,775

Fixed Assets
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(171,677)	(167,038)
Total Fixed Assets	10,127	14,766
TOTAL ASSETS	$20,826	$40,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable--Related Party	$—	$41,295
Accounts Payable	3,609	—
Accrued Expenses	459	678
Advances from Shareholder	—	14,656

Total Current Liabilities	4,068	56,629

Long Term Note Payable	61,648	—
Long Term Accounts Payable - Shareholder	6,041	—
Total Long Term Liabilities	67,689	—

Total Liabilities	71,757	56,629

Stockholders' Equity
Preferred Shares, $.001 par value, 20,000,000 shares authorized, zero and zero shares issued	—	—
Common Shares, $.001 par value, 50,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued
and outstanding	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(331,735)	(296,893)
Total Stockholders' Equity	(50,931)	(16,089)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,826	$40,540

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012

REVENUES	$121,344	$140,833
COST OF SALES	57,475	66,621
GROSS PROFIT	63,869	74,212

OPERATING EXPENSES

Depreciation & Amortization	4,639	4,640
Advertising	3,235	2,951
General and Administrative	90,837	70,350
TOTAL OPERATING EXPENSES	98,711	77,941

NET OPERATING (LOSS)	(34,842)	(3,729)

OTHER INCOME
Interest Income	—	—
Interest Expense	—	—
TOTAL OTHER INCOME	—	—

NET (LOSS) BEFORE INCOME TAXES	(34,842)	(3,729)

Provision for Income Taxes (Expense) Benefit	—	—

NET (LOSS)	$(34,842)	$(3,729)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	5,721,900	5,721,900
Income (Loss) per Share	$(0.01)	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2012	5,721,900	$5,722	$275,082	$(293,164)	$(12,360)

Net (Loss)				(3,729)	(3,729)

Stockholders' Equity (Deficit) at December 31, 2012	5,721,900	$5,722	$275,082	$(296,893)	$(16,089)

Net (Loss)				(34,842)	(34,842)

Stockholders' Equity (Deficit) at December 31, 2013	5,721,900	$5,722	$275,082	$(331,735)	$(50,931)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(34,842)	$(3,729)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	4,639	4,640
Shares Issued in Exchange for Services	0	0
Change in Inventory	1,964	(1,964)
Change in Prepaid Expenses	1,150	0
Change in Accounts Payable	(35,254)	34,915
Change in Accounts Payable – Related Party	3,609	0
Increase (Decrease) in Accrued Expenses	(219)	67
Net Cash (Used) by Operating Activities	(58,953)	33,929)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	0	0
Net Cash (Used) by Investing Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on Shareholder Advance	(14,656)	(35,000)
Note Payable – Shareholder	61,648	0
Net Cash Provided/(Used) by Financing Activities	46,992	(35,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,961)	(1,071)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	22,160	23,231

CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,199	$22,160

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$0	$0
Shares Issued in Exchange for Services	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

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

Management believes that all adjustments necessary for a fair statement of the results for the years ended December 31, 2013 and 2012, respectively have been made.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2013 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company  may elect to take advantage of the benefits of this extended transition period in the future.

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

Fair Value of Financial Instruments:

Accounting Standards Codification (“ASC”)  Topic 820, “Fair Value Measurements and Disclosures” (formally SFAS No. 107), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and requires certain disclosures about fair value measurements.  In general, fair value of financial instruments are based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Corporation’s credit worthiness, among other things,  as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  At December 31, 2013, the Company did not have any financial instruments other than cash and cash equivalents.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $3,235 and $2,951 for the years ended December 31, 2013 and 2012, respectively.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation

Comprehensive Income

The Company had no components of comprehensive income. Therefore net loss equaled comprehensive loss for all periods presented.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2013 and 2012 are comprised of the following:

	2013	2012

Equipment	$173,884	$173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(171,677)	(167,038)

Total Fixed Assets	$10,127	$14,766

Depreciation expense was $4,639 and $4,640 for the years ended December 31, 2013 and 2012, respectively.

NOTE 3 – NOTE PAYABLE

On October 1, 2013, $61,648 of the amounts due to a related party were transferred and converted to a note. The note bears no interest until January 1, 2014 when six percent interest is charged. The principal of the note is convertible at $0.50 per share at any time at the election of the Lender and if converted, any interest is waived. The note is due on December 31, 2014.

NOTE4 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2013 and 2012, there were zero shares outstanding.

The Company is authorized to issue 500,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2013 and 2012, there were 5,721,900 shares outstanding respectively.

At December 31, 2013 there were zero shares of preferred stock outstanding.

 In 2012 the Company issued 250,000 common shares for consulting services that were valued at $20,000.

At December 31, 2013 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of December 31, 2013.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2013 and 2012 are as follows:

Deferred Tax Asset Related to:

	2013	2012
Prior Year	$74,223	$73,291
Tax Benefit for Current Year	8,711	932
Total Deferred Tax Asset	82,934	74,223
Less: Valuation Allowance	(82,934)	(74,223)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward is $331,735 at December 31, 2013, and will expire in the years 2026 through 2032.

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2013.

NOTE 6 – DUE TO SHAREHOLDER

The Company was obligated to a shareholder for funds advanced to the Company for start up expenses and working capital.  The advances were unsecured and were to be paid back as the Company has available funds to do so.  No interest rate or payback schedule was established.  There was been no interest paid or imputed on these advances.  The amounts due at December 31, 2013 and 2012 are $0 and $14,656 respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases an office and operational facilities on a month-to-month basis. Rent expense was $13,800 and $13,800 for the years ended December 31, 2013 and 2012.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through December 31, 2013 totaling $331,735 and recurring losses from operations.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  The Company intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that recent accounting pronouncements will have a material effect on the financial statements.

NOTE 10 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

