Form 10-K/A
period 2013-12-31
KINGDOM KONCRETE, INC.
filed 2014-04-07
CIK 1376755

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 18, 2014, for the sole purpose of correcting a typo on the Balance Sheet regarding the number of shares of common stock authorized. The correct number is 500,000,000 not 50,000,000. The correct number is on the interactive data Balance Sheet.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the March 18, 2014 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

Dated: April 7, 2014

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
Common Shares, $.001 par value, 500,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued
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

