Form 10-K/A
period 2012-12-31
KINGDOM KONCRETE, INC.
filed 2014-04-28
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

1

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends Kingdom Koncrete, Inc.’s (the “Registrant”) Annual Report on Form 10-K  for the fiscal year ended December 31, 2012, which the Registrant previously filed with the Securities and Exchange Commission on April 1, 2013 (the “Original Filing”) for the sole purpose of correcting an incorrectly checked box that showed the Company as a shell company. The Company was not a shell company; therefore the correct box has been checked in this Amendment.

No other changes have been made to the Form 10-K. This Amendment does not reflect events that have occurred after the April 1, 2013 filing date of the Form 10-K, or modify or update the disclosures presented therein, except to reflect the amendment described above.

2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGDOM KONCRETE, INC.

By /s/ Edward Stevens

Edward Stevens, President, CFO

Date: April 28, 2014

3