Form 10-Q
period 2014-03-31
KINGDOM KONCRETE, INC.
filed 2014-05-16
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there were 5,721,900 shares of Common Stock of the issuer outstanding.

1

KINGDOM KONCRETE, INC. Consolidated Balance Sheets As of March 31, 2014 and December 31, 2013

	As of March 31, 2014 (Unaudited)	As of December 31, 2013 (Audited)
Assets
Current Assets
Cash and Cash Equivalents	$7,040	$10,199
Inventory	1,886	500
Total Current Assets	8,926	10,699

Fixed Assets:
Equipment	173,884	173,884
Leasehold Improvements	7,245	7,245
Office Equipment	675	675
Less: Accumulated Depreciation	(172,838)	(171,677)
Total Fixed Assets	8,966	10,127

Total Assets	$17,892	$20,826

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$—	$3,609
Accrued Expenses	1,684	459
Total Current Liabilities	1,684	4,068

Long Term Note Payable	71,298	61,648
Long Term Accounts Payable - Shareholder	9,800	6,041
Total Long Term Liabilities	81,098	67,689

Total Liabilities	82,782	71,757
Shareholders’ Equity (Deficit):
Preferred stock, $.001 par value, 20,000,000 shares authorized, -0- and -0- shares issued and outstanding	0	0
Common stock, $.001 par value, 500,000,000 shares authorized, 5,721,900 and 5,721,900 shares issued and outstanding, respectively	5,722	5,722
Additional Paid-In Capital	275,082	275,082
Retained Earnings (Deficit)	(345,694)	(331,735)
Total Shareholders’ Equity (Deficit)	(64,890)	(50,931)
Total Liabilities and Shareholders’ Equity	$17,892	$20,826

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Operations For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue	$27,160	$27,430
Cost of Sales	13,510	12,888
Gross Profit	13,650	14,542

Operating Expenses:
Depreciation and Amortization	1,161	1,160
General and Administrative	26,448	19,806
Total Operating Expenses	27,609	20,966

Net (Loss)	$(13,959)	$(6,424)

Basic and Diluted Earnings (Loss) per share	$0.00	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	5,721,900	5,721,900

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.
Consolidated Statement of Shareholders' Equity
For the Three Months Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013 (Audited)

			Additional	Retained
	Common		Paid-In	Earnings
	Shares	Par Value	Capital	(Deficit)	Totals

Stockholders’ Equity at December 31, 2012	5,721,900	$5,722	$275,082	(296,893)	(16,809)

Net (Loss)				(34,842)	(34,842)

Stockholders’ Equity at December 31, 2013	5,721,900	$5,722	$275,082	(331,735)	(50,931)

Net (Loss)				(13,959)	(13,959)

Stockholders’ Equity at March 31, 2014	5,721,900	$5,722	$275,082	345,694)	$(64,890)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC. Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(13,959)	$(6,424)
Adjustments to reconcile net deficit to cash used by operating activities:
Depreciation and amortization	1,161	1,160
Change in assets and liabilities:
(Increase ) in inventory	(1,386)	(340)
(Decrease) in accounts payable	(3,609)	0
Increase in accounts payable – related party	3,759	7,616
Increase (Decrease) in accrued expenses	1,225	(33
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(12,809)	1,979

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0
CASH FLOWS USED IN INVESTING ACTIVITIES	0	0

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	9,650	—
Payments on amounts due to shareholder	—	(12,700)
CASH FLOWS (USED IN) FINANCING ACTIVITIES	9,650	(12,700)

NET DECREASE IN CASH	(3,159)	(10,721)

Cash, beginning of period	10,199	22,160
Cash, end of period	$7,040	$11,439

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0
Income taxes paid	$0	$0

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

KINGDOM KONCRETE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Management believes that all adjustments necessary for a fair statement of the results of the nine months ended March 31, 2014 and 2013 have been made.

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

Advertising:

Advertising costs are expensed as incurred.  These expenses were $291 and $296 for the three months ended March 31, 2014 and 2013, respectively.

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

Comprehensive Income:

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2014 and 2013, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At March 31, 2014, the Company did not have any financial instruments other than cash.

NOTE 2 – FIXED ASSETS

Fixed assets at March, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Equipment	$173,884	$173,884
Office Equipment	675	675
Leasehold Improvements	7,245	7,245
Less: Accumulated Depreciation	(172,838)	(171,677)
Total Fixed Assets	$8,966	$10,127

Depreciation expense for the three month periods ended March 31, 2014 and 2013 was $1,161 and $1,160, respectively.

NOTE 3 – EQUITY

As of March 31, 2014 the Company was authorized to issue 500,000,000 common shares at a par value of $0.001 per share.

No shares have been issued during the three months ended March 31, 2014.

At March 31, 2014 there were 5,721,900 common shares outstanding.  There are no stock option plans or outstanding warrants as of March 31, 2014.

NOTE 4 – INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2014 and December 31, 2013 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2014	2013
Prior Year	$82,934	$74,223
Tax Benefit for Current Period	3,490	8,711
Net Operating Loss Carryforward	86,424	82,934
Less: Valuation Allowance	(86,424)	(82,934)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is $345,694 at March 31, 2014 and $331,735 at December 31, 2013, and will expire in the years 2025 through 2031.  The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved at March 31, 2014 and December 31, 2013.

NOTE 5 – LONG TERM NOTE PAYABLE

The Company was obligated to a shareholder for funds advanced to the Company for expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so. On October 1, 2013 the Company started converting these amounts to notes bearing interest at six percent per annum. The balance on these notes was $71,298 and $61,648 at March 31, 2014 and December 31, 2013, respectively.

NOTE 6 – LONG TERM ACCOUNTS PAYABLE - SHAREHOLDER

The Company was obligated to a shareholder for funds advanced to the Company for expenses and working capital.  The advances are unsecured and are to be paid back as the Company has available funds to do so. On October 1, 2013 the Company started converting these amounts to notes bearing interest at six percent per annum. Prior to October 1, 2013, no interest rate or payback schedule had been established and no interest was paid or imputed on these advances.  The balance at March 31, 2014 and December 31, 2013 was $9,800 and $6,041, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Organization leases an office and operational facilities on a month to month basis. Rent expense was $3,450 and $3,450 for the three months ended March 31, 2014 and 2013, respectively.

NOTE 8 – FINANCIAL CONDITION AND GOING CONCERN

Kingdom Koncrete, Inc. has an accumulated deficit through March 31, 2014 totaling $345,694 and had working capital of $7,242.  Because of this accumulated loss, Kingdom Koncrete, Inc. will require additional working capital to develop its business operations.  Kingdom Koncrete, Inc. intends to raise additional working capital either through private placements, public offerings, bank financing and/or shareholder funding.  There are no assurances that Kingdom Koncrete, Inc. will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, bank financing and/or shareholder funding necessary to support Kingdom Koncrete, Inc.'s working capital requirements.  To the extent that funds generated from any private placements, public offerings, bank financing and/or shareholder funding are insufficient, Kingdom Koncrete, Inc. will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Kingdom Koncrete, Inc.  If adequate working capital is not available Kingdom Koncrete, Inc. may not be able to continue its operations.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 an evaluation of subsequent events was performed through the date the financial statements were issued.

On or about April 8, 2014 the Company entered into an Agreement and Plan of Merger by and among Kingdom Koncrete, Inc., a Nevada corporation, Latitude Global Acquisition Corp., a Florida corporation (the “Merger Sub”) and Latitude 360, Inc., a Florida corporation (“L360”)(the “Merger Agreement”).

Under the terms of the Merger Agreement, at the effective time, Merger Sub will merge with and into L360 with L360 surviving as our wholly-owned subsidiary (the “ Merger ”) and all the issued and outstanding shares of common stock of L360 will be converted into the right to receive such number of shares of our common stock so that the shareholders of L360 immediately prior to the Merger will collectively own approximately 99.3% of our outstanding ownership after the Merger, and our common stockholders immediately prior to the Merger will collectively own the remainder, calculated on a fully diluted basis.  Except for certain convertible securities which will not convert into shares of our common stock in connection with the Merger, each L360 convertible security outstanding at the effective time will automatically be converted into a like convertible security or the right to receive a like convertible security, to acquire the number of shares of our common stock as the holder of an L360 convertible security entitled to receive at an exercise price per share appropriately adjusted so that the aggregate exercise price will be the same as it was prior to the effective time of the Merger.

The closing of the Merger is subject to a number of conditions, including the approval the L360 shareholders, as well as other customary closing conditions in similar transactions. The closing of the Merger was originally scheduled to take place on or before May 2, 2014. The Merger Agreement was amended on or about May 2, 2014 extending the closing date to May 9, 2014 with an additional extension available at the option of L360 to May 16, 2014. Subsequently to the amendment, L360 exercised the option and the closing is now scheduled to take place on or before May 16, 2014, although the parties contemplate entering into a further extension which will be announced in due course on Form 8-K, to be filed with the Commission.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

In the first three months of 2014 revenues were even versus the same three months of 2013. We remain optimistic about 2014 as our sales have increased each year since opening. The first three months saw more rainfall versus 2013, especially in March, and if not for this, we believe sales would have exceeded those in the same quarter of 2013. We implemented a price increase in April of 2013 between 7% and 20% with the smaller quantities at about a 20% increase and the largest quantities at about 7% - we have not increased prices since April 2013.

Employees

We currently employ one employee, the President, who began receiving $3,000 per month compensation beginning in May 2014, when the Company has funds available to make the compensation payments.

RESULTS FOR THE QUARTER ENDED September 30, 2014

Our quarter ended on March 31, 2014.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2014 was $27,160 compared to $27,430 for the three month period ended March 31, 2013, a decrease of $270 or 1%. The decrease in revenue in the three months ended March 31, 2014 is due to more rain in March of 2014 versus 2013. There is still a strong building economy in North Texas.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2014 was $13,650 compared to $14,542 for the three months ended March 31, 2013.   Margins decreased due to product mix in the three months ended March 31, 2014 versus 2013 from 53.0% to 50.3%.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2014 were $27,609 compared to $20,966 for the three months ended March 31, 2013. The increase in expenses is attributed to an increase in professional fees of about $8,000.  The expenses above include depreciation which was $1,161 and $1,160 for the three months ended March 31, 2014 and 2013 respectively.

NET INCOME (LOSS). Net income/loss for the three month period ended March 31, 2014 and 2013 was a loss of $13,959 and $6,424, respectively.  The explanations above regarding margins and expenses are the reasons for the loss changes.

LIQUIDITY AND CAPITAL RESOURCES.

The Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The company relies on funding operations through operating cash flows.  Whenever the Company is unable to achieve this objective (at March 31, 2014 and December 31, 2013, Net Cash Provided (Used) by Operating Activities were $(12,809) and $1,979, respectively), it relies on the President and shareholders to advance the Company working capital.  As of March 31, 2014 and December 31, 2013 a shareholder had advanced the Company $9,800 and $6,041, respectively, which is recorded as a long term accounts payable. Shareholders also had advanced the company working capital of $71,298 and $61,648 as of March 31, 2014 and December 31, 2013, respectively, which are recorded as long term notes payable.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. As discussed above Net Cash Used by Operating Activities was positive for the nine months ended March 31, 2014 and for the year ended December 31, 2013.  The Company continues to cut costs where it can and will look to other sources of liquidity, like shareholder advances or bank loans, to support the business long-term.

Capital Resources:

The Company has no capital commitments.

With the limited operating history of our Company we have noticed a slight seasonal trend with increased business in the spring / summer and a fall off during the colder part of the year.  We expect 2014 to be similar to 2013 in net sales.

We do not expect any significant change to our equity or debt structure and do not anticipate entering into any off-balance sheet arrangements.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital increased to $7,242 from $6,631 since December 31, 2013.  This increase is due to the advanced funds for operating were converted to a long term payable as opposed to a short term payable.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $13,959 due to the net loss in the three months ended March 31, 2014.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services. Yorkdale Capital, LLC or its principals or affiliates had advanced the Company $71,298 and $67,689 at March 31, 2014 and December 31, 2013, respectively, for operating expenses.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive and Chief Financial Officer as of March 31, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date:  May 15, 2014

