Form 10-Q
period 2014-06-30
LATITUDE 360, INC.
filed 2014-08-19
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

Latitude 360, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-5587756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6022 San Jose Blvd., Jacksonville, FL 32217

(Address of principal executive offices)

  (904) 730-0011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of August 19, 2014, there were 125,240,344 shares of Common Stock of the issuer outstanding.

Latitude 360, Inc
(Formerly Kingdom Konkrete, Inc)
Unadited Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	117,344	10,199
Accounts receivable - Trade	237,622
Accounts receivable - Other	1,293,269
Inventory	286,524	500
Prepaid expenses	22,912
Total current assets	1,957,672	10,699

Property and equipment, net	47,495,101	10,127
Due from related parties	2,208,452
Other assets	825,618

Total assets	52,486,843	20,826

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	2,137,818	3,609
Accounts payable - construction related	11,027,730
Accrued expenses	5,077,915	459
Interest payable	4,004,947
Short-term notes payable	2,935,246
Total current liabilities	25,183,656	4,068

Deferred rent	2,149,502
Long Tern Accounts Payable - Shareholders	—	6,041
Notes payable, net	14,501,325
Capital leases	23,923,752	61,648

Total liabilties	65,758,235	71,757

Stockholders' equity:
Series A Preferred Stock	0
Common Stock	489,095	5,722
Additional paid-in capital	78,917,027	275,082
Retained earnings	(92,677,515)	(331,735)
Total stockholders' equity	(13,271,392)	(50,931)

Total liabilities and stockholders' equity	52,486,843	20,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc
(Formerly Kingdom Konkrete, Inc)
Unaudited Condensed Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Gross Sales	1,575,901	38,433	1,604,726	65,863
Discounts	(148,426)		(148,426)
Net Sales	1,427,475	38,433	1,456,300	65,863

Cost and Expenses:
Cost of Sales	321,494	18,453	335,004	31,341
Labor	866,607		881,837
Occupancy and relates costs	430,658		434,386
Other operating expenses	203,184		203,903

Total costs	1,821,943	18,453	1,855,130	31,341

Depreciation and Amortization	733,579	1,160	734,739	2,320
Selling, general and administrative expenses	771,427	25,480	770,063	45,286

Total costs and expenses	3,326,949	45,093	3,359,932	78,947

Loss from operations	(1,899,473)	(6,660)	(1,903,632)	(13,084)

Other (income)/expense
Interest expense	472,770		472,770
Gain from fixed assets sold	(2,143)		(2,141)
Discontinued Operations	12,228		7,104

Net loss	(2,386,615)	(6,660)	(2,385,648)	(13,084)

Weighted Average Shares outstanding	47,410,910	52,721,900	25,828,716	5,721,900

Basic and diluted income (loss) per share outstanding	(0.05)	(0.00)	(0.09)	(0.00)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude Global
(Formely Kingdom Koncrete, Inc)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2014	2013

Net Loss	(2,385,648)	(13,084)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	734,739	2,320
Changes in operating assets and liabilities
Accounts Receivable	52,297	—
Inventory	(29,019)	1,372
Prepaid assets	(375)
Other assets	—	1,150
Accounts Payable	36,122	18,402
Accrued Expenses	(150,377)	2,194
Interest Payable	(2,361,299)	—
Due to/from related parties	97,487	—
Deferred rent	(221,051)	—
Net cash (used in) proided by operating activities	(4,227,124,)	12,354

Cash flows from investing -	(126,210)
Merger transaction	4,227,124	2,320
Purchase of Property and equipment	(1,412,661)	—
Net cash (used in) investing activities	(1,538,871

Cash flows from financing activities -
Proceeds from Equity related transactions	1,830,123	(14,656)
Proceeds from issuance of Notes payable	4,043,017	—
	5,873,140	(2,302)

Net increase (decrease) in cash	107,145	(2,302)
Cash beginning of year	10,199	22,160
Cash end of year	117,344	19,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	3,428,927	–
Income taxes	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Latitiude share exchange	154,735,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Nature of Business

Latitude 360 (“L360” or the “Company”), previously known as Kingdom Koncrete, Inc., is an independent, full-service entertainment company whose predecessor entity was founded in 2009 to plan, develop, construct and operate state-of-the-art, 40,000 to 70,000 square foot premier entertainment venues while targeting “A” location commercial properties at distressed prices. A L360 location fuses an exceptional food & beverage experience with multiple entertainment options in an upscale and contemporary designed venue. Entertainment options include a dine-in luxury movie screening room (Cinegrille), a dine-in live performance theater with a full-size stage (Latitude LIVE), luxury bowling lanes (bowling/full food service to lanes), a sports theater, a main bar with small stage/dance floor (Axis bar), the latest offering in hi-tech electronic video games, and an upscale Nuevo-American casual dining restaurant and sports bar. As of June 30, 20134, the Company had three operational entertainment venues, and two under construction and scheduled to open in the fourth quarter of 2014 and the first quarter of 2015. The Company also has a “Go and Carry” concrete business as a separate operating subsidiary.

On May 30, 2014 the Company completed its acquisition of Latitude 360, Inc., a Florida corporation (“L360 Florida”), pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated April 8, 2014, among the Company, Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and L360 Florida. Pursuant to the Merger Agreement, on May 30, 2014, Merger Sub merged with and into L360 Florida, and L360 Florida became a wholly-owned subsidiary of the Company (the “Merger”). Copies of the Merger Agreement, Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement were attached to the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2014, May 5, 2014 and May 20, 2014, respectively.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger the Company issued (or reserved for issuance) an aggregate of 154,735,504 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 Florida immediately prior to the effective time as consideration for the acquisition. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock. Except for certain convertible securities of L360 Florida which did not convert into shares of the Company’s common stock in connection with the Merger (the “L360 Non-Converting Securities”), each outstanding share of preferred stock of L360 Florida, each warrant to purchase L360 Florida common stock, and any other security of L360 Florida exchangeable for or convertible into shares of L360 Florida common stock (the “L360 Convertible Securities”) was exchanged or converted into shares of L360 Florida common stock immediately prior to the consummation of the Merger, such that the shares of L360 Florida common stock issued upon conversion, along with the shares of the Company’s common stock underlying the L360 Non-Converting Securities, represented the right to receive a portion of the Merger Shares. Each L360 Non-Converting Security outstanding at the effective time of the Merger was automatically converted into a like convertible security, or the right to receive a like convertible security, to acquire a portion of the Merger Shares, at an exercise price per share appropriately adjusted so that the aggregate exercise price is the same as it was prior to the effective time of the Merger. The company changed its name to Latitude 360 Inc. The financial statements reflect the consolidated operations of the Company and its subsidiaries.

Unaudited Interim Financial Statements

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

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS AND LIQUIDITY

The Company has incurred significant losses from operations during the years ended December 31, 2013 and 2012, and has an accumulated deficit of $92,677,515 at June 30, 2014. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues expected to begin operation in the fourth quarter of 2014 and further into 2015.

Subsequent to the balance sheet date and through August 19, 2014, the Company received cash funding of $22,800 through the issuance of short term notes and $1,382,568 through the issuance of long term notes payable.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operating activities. As of June 30, 2014, the Company believes that the actions presently being taken to implement its strategic plans provide the opportunity for the Company to continue its operating activities. See Note 12 to the financial statements for a discussion regarding the Company’s activities through the date of the issuance of these financial statements and Note 14 for Subsequent Events.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern and it do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Reorganization, and Principles of Consolidation

Latitude 30 Group, LLC (“Latitude 30”) is a Florida limited liability company (“LLC”) formed in 2009 as the Company’s first entertainment venue in Jacksonville, Florida. This venue opened in December 2010. Prior to the reorganization in August 2011, described below, Latitude 30 was owned by a group of private investors, the majority investor being Brownstone Group, LLC (“Brownstone”). During 2010, Latitude 36 Group, LLC (“Latitude 36”) was formed as a Florida limited liability company. During 2011, Latitude 39 Group, LLC (“Latitude 39”) and Latitude 40 Group, LLC (“Latitude 40”) were formed as Florida limited liability companies. Latitude 36, Latitude 39 and Latitude 40 were formed to construct and operate family entertainment venues in Nashville, Tennessee, Indianapolis, Indiana and Pittsburgh, Pennsylvania, respectively. These three entities were owned primarily by Brownstone, with a minority group of private investors, many of which who also invested in Latitude 30.

L360 Florida was established in June 2010 as a Florida corporation to act as a holding company for the ownership interests in Latitude 30, Latitude 36, Latitude 39 and Latitude 40 (collectively, the “Venues”) and all future venues. The majority owner of L360 was Brownstone. On August 11, 2011, L360 Florida executed an effective reorganization of its debt and equity structure to facilitate the expected future growth of the Company. Prior to the reorganization, Latitude 30 was a separate LLC issuing debt and membership units to private investors. The majority of the Latitude 30 notes were issued with membership units in Latitude 30, Latitude 36, Latitude 39 or Latitude 40 attached as additional inducements. At the time of the reorganization, Latitude 39 and Latitude 40 were in development. Latitude 36 was established for a planned future venue but had no development or operational activity. Brownstone had a majority controlling interest in all entities prior to the reorganization. To execute the reorganization, each holder of outstanding debt of Latitude 30 was given the option to exchange their outstanding debt for (1) debt of L360 Florida on similar terms, (2) L360 Florida Series A Preferred Stock with a face value of $1,000, or (3) retain the debt with Latitude 30. All of the outstanding membership units in Latitude 30, Latitude 36, Latitude 39 and Latitude 40 were exchanged at a rate of 235 common shares in L360 Florida for each membership unit. Since these are entities under common control, these transactions were accounted for on a carryover basis using net book value at that time. As a result of the reorganization, L360 Florida owns 100% of the outstanding membership units in each of the subsidiaries as of December 31, 2013.

During the years ended December 31, 2013 and 2012, Latitude 30, Latitude 36, Latitude 39, Latitude 40 and L360 Florida were entities under common control but were historically not presented together for financial reporting purposes. As a result of the reorganization, L360 Florida became the reporting entity and U.S. generally accepted accounting principles requires retrospective combination of the entities for all periods presented as if the combination had been in effect since inception of common control. Thus, these 100% owned subsidiaries are accounted for under the consolidation method of accounting since January 1, 2010. Under this method, the subsidiaries’ balance sheets and results of operations are reflected within L360 Florida's consolidated financial statements for the years ended December 31, 2013 and 2012 and the period ending June 30, 2014 or from the inception of these subsidiaries to the respective year end. The financial statements of the Company, L360 Florida and the Company’s “Go and Carry” concrete business are referred to as consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated.

Business Segment

The Company operates a business segment which is comprised of the operating activities of the Venues. It also has a “Go and Carry” concrete business segment that is included in the consolidated financial statements. The “Go and Carry” concrete business contributed approximately $66,000 and $43,000 in revenue for the six months ended June 30, 2014 and the three months ended June 30, 2014, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At June 30, 2014 the Company had no cash equivalents.

Inventories

Inventories primarily consist of food, beverages and game redemption items. Inventories are accounted for at lower of cost or market using the average cost method. Spoilage is expensed as incurred.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over the assets' estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the term of the related lease. The estimated lives for equipment, furniture and fixtures, and computers range from three to ten years. The estimated life for leasehold improvements is twenty years. The cost of repairs and maintenance are expensed when incurred, while expenditures for major betterments and additions are capitalized. Gains and or losses are recognized on disposals or sales.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment losses recognized in 2013 or 2012.

Licenses

Licenses primarily consist of costs associated with liquor licenses. The costs of obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and tested for impairment at least annually. Annual liquor license renewal fees are expensed over the renewal term under taxes and licenses in the consolidated statements of operations. The Company had approximately $____,000 in capitalized liquor licenses as of June 30, 2014 and $________,000 as of June 30, 2013 included in other assets in the accompanying consolidated balance sheets.

Revenue Recognition

Revenues from the operation of the facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. This amount was not significant as of and for the periods presented.

Presentation of Sales Taxes

The Company collects sales tax from customers and remits the entire amount to the respective states. The Company's accounting policy is to exclude the tax collected and remitted from revenues and cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods. Advertising costs as of June 30, 2014 was approximately $63,000.

Pre-opening Costs

The Company follows Accounting Standard Codification (ASC) Topic 720-15, "Start-up Costs" (formerly Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities"), which provides guidance on the financial reporting of start-up costs and organization costs. In accordance with this ASC Topic, costs of pre-opening activities and organization costs are expensed as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) and its components are required to be classified by their nature in the financial statements, and display the accumulated balance of other comprehensive income separately from members’ capital and non-controlling interest in the accompanying balance sheets. There are no other components of comprehensive income (loss) other than the Company’s net loss for the periods presented.

Operating Leases

The Company accounts for rent expense for its operating leases on the straight-line basis in accordance with ASC Topic 840, "Leases" (formerly SFAS No. 13, "Accounting for Leases"). The Company leases land and buildings that have terms expiring between 10 and 20 years. The term of the leases do not include unexercised option periods. One premise has renewal clauses of up to 15 years, exercisable at the option of the Company. The Company does not have enough history to include renewal options in its deferred rent calculation.

Most lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. The Company includes scheduled rent escalation clauses for the purpose of recognizing straight-line rent. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined, and certain other rent escalation clauses are based on the Consumer Price Index.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to revise the approach to determine when a variable interest entity (VIE) should be consolidated. The new consolidation model for VIEs considers whether an entity has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and requires additional disclosures. The Company adopted the provisions of this VIE guidance at the beginning of fiscal year 2010.

During 2011, Latitude 40 entered into leases with unrelated third parties for use of the land and building to be used in the operation of those venues. The assets being leased by Latitude 39 and Latitude 40 individually represent the majority of the assets held in the respective legal entity created by the landlords as leasing entities. These leasing entities were created prior to December 31, 2003. Additionally, each of the leases contains fixed price purchase options during the first five years of the respective leases. Based on the fixed price purchase options, the approximate values of these assets are $______ million and $12,491,752 as of June 30, 2014.

In accordance with the FASB guidance, the landlords’ legal entities are considered to be VIEs with Latitude 39 and Latitude 40 as their primary beneficiary. Both of the landlords are private entities that are not willing to provide the information necessary to consolidate those entities in these financial statements. The Company has no involvement with either landlord other than the lease agreement and has no obligation to either landlord other than the building and land lease related costs provided in the lease agreements. Consequently, the maximum exposure to these leasing entities as of June 30, 2014 consist of future rental payments of approximately $ 4,225,650and $________ for Latitude 39 and 40, respectively, which are included in the future minimum lease payments schedule in Note 11.

Under ASC 810-10, Consolidation, a scope exception in the VIE model applies only to an entity that both was created before December 31, 2003 and where the primary beneficiary has exercised exhaustive efforts to obtain the information and has been unsuccessful. The Company has concluded that it meets these criteria and accordingly has not consolidated the legal entities which hold the assets which Latitude 39 and Latitude 40 lease.

Total payments to the Latitude 39 and Latitude 40 landlords for the period ending June 30, 2014 were approximately $_____ and $_______, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC"). Interest bearing accounts are insured up to $250,000 and non-interest bearing accounts have no limitation. From time to time, the Company may have cash in financial institutions in excess of federally insured limits. As of June 30, 2014 and June 30, 2013, the Company did not have cash in excess of FDIC limits.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10 Income Taxes, which requires the use of the asset and liability method in accounting for income taxes.  Under ASC 740-10, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.  The Company analyzes whether it is more likely than not that deferred tax assets will be realizable.  Based on this analysis, the Company establishes a valuation allowance for amounts that are not expected to be realized.

The Company follows the guidance included in ASC 740-10 regarding uncertainty in income taxes. The guidance establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with accounting for income taxes. ASC 740-10 also prescribes a two-step evaluation process for tax positions.  The first step is recognition and the second step is measurement.  For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position.  If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized.  If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of the position is not recognized in the financial statements.

The Company’s wholly owned subsidiaries filed separate partnership income tax returns for the 2011 tax year. Under those provisions, the Company’s subsidiaries do not pay federal corporate income taxes on its taxable income. Instead, the unit holders are liable for individual federal income taxes on their share of income. The subsidiaries are up to date with their state income tax filings.

Subsequent to August 11, 2012, the wholly owned subsidiaries elected to file joint returns under the provisions of C corporations of the Internal Revenue Code.

Fair Value of Financial Instruments

The Company complies with ASC Topic 820-10 Fair Value Measurement and Disclosures (formerly SFAS No. 157, Fair Value Measurements), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The topic also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-Ievel hierarchy for fair value measurements is defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (adjusted) for identical assets or liabilities in active markets;
•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;
•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to short-term maturities and approximate market interest rates of these instruments. The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and 2013:

Depreciation and amortization expense was $____,000 for the year ended December 31, 2013.

Property and Equipment
Property and equipment consisted of the following at june 30, 2014 and 2013

	6/30/2014	/	2013	Estimated useful Lives

Audio/Visual	$4,824,566.00			10
Computers & Software	$1,082,262.00		$675.00	3
Equipment	$4,047,207.00		$173,884.00	5-10
Furniture	$1,161,695.00			10
Gaming Equipment	$5,741,497.00			5
Leasehold improvements	$37,989,062.00		$7,245.00	20
	$54,846,289.00		$181,804.00
Less accumulated depreciation	$(7,351,188.00)		$(171,677.00)

Property and Equipment, net	$47,495,101.00		$10,127.00

5. SHORT TERM NOTES PAYABLE As of June 30, 2014 the Company had notes payable totaling 9,757,600, consisting of payables to officers/directors of $3,800,000 and third parties of $5,957,600.

Short term notes outstanding totaled $2,199,600 at June 30, 2014. These notes consisted of $1,687,900 to officers/directors and third parties of $511,700.

Interest expense on notes payable was $_______and $_______ for the periods ended June 30, 2014 and 2013, respectively. Interest accrued on notes payable at June 30, 2014 and 2013 was $________ and $___________, respectively.

6. DEBT DISCOUNTS

During the six months ended June 30, 2014 and the years ended 2013, 2012 and 2011, the Company offered common stock in Latitude Global and member’s units in Latitude 30 as additional consideration for short term notes. The short term notes were issued at face value while the member units/common stock was recorded as a discount to the outstanding debt based upon the fair value of the member units/common stock at the date of issuance. The discounts are amortized to interest expense over the original term of the related short term notes. The aggregate fair value of the shares issued during the six months ended June 30, 2014, was $_______. The interest expense related to these discounts for the six months ended 2014 was $_________. The remaining discount The debt discount is recorded as a contra liability account as part of short term notes payable in the balance sheet.

7. SERIES A PREFERRED STOCK

Upon completion of the merger, all Series A Preferred Stock and related accrued interest was converted in common shares.

8. INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Management considered the schedule reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in determining this assessment. From the Company’s evaluation, it has concluded that based on the weight of available evidence, the Company is more likely than not to not realize the benefit of the deferred tax assets. Accordingly, the Company established a full valuation allowance for the deferred tax assets that will not be realized.

The Company is subject to examination in all jurisdictions in which it operates. The Company files returns from a federal and state perspective.

The Company did not have any unrecognized tax benefits as a result of tax positions taken during the current periods. No interest or penalties have been recorded as a result of tax uncertainties. In the event the Company was to recognize interest and penalties related to uncertain tax positions, it would be recognized in the financial statements as income tax expense.

9. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014 and the years ended 2013 and 2012, the Company paid to Brownstone management and development fees related to the development of the Latitude brand as well as management services for Latitude 30, Latitude 36, Latitude 39, and Latitude 40 totaling approximately $_________, $________and $__________ for the period ending June 30, 2014 and the years ended December 31, 2013 and 2012, respectively.

Certain costs of the Company were paid by Brownstone companies. The Company also paid certain costs for these companies. Additionally, short term cash advances were made between the Company and these companies. The net amount of these transactions is a due to related parties of approximately $_________ at June 30, 2014. All transactions outlined above have been recorded in due to related parties in the accompanying consolidated balance sheets.

10.  PRE-OPENING EXPENSES

Prior to opening each venue, substantial costs are incurred to develop, construct and begin operations for each venue. These costs include non-capitalizable costs related to internal labor, rent, marketing, interest, travel and utilities.

11. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases its venue land and buildings under operating leases that have terms expiring between 10 and 20 years. The term of the lease is considered its initial obligation period, which does not include unexercised option periods. Each lease has three or four available renewal clauses of five years each, exercisable at the option of the Company. Certain leases require the payment of contingent rentals based on percentage of gross revenue. Certain leases may also include rent escalation clauses based on a fixed rate or adjustable terms such as the Consumer Price Index.

Future minimum lease payments on operating lease obligations for the years ending December 31, are as follows:

2015	$ 1,993,289
2016	4,119,750
2017	3,726,000
2018	3,726,000
2019	3,559,150
Thereafter	60,717,976

Total	$77,842,165

These future minimum lease payments include the minimum lease payments required under the Latitude 30, Latitude 39, and Latitude 40 lease agreements entered into by the Company. In November 2013, the Latitude 42 lease was given back to the landlord and the completion of this venue ceased. Minimum lease payments for Latitude 42 are excluded from this table. See Note 13- Discontinued Operation.

In February 2012, the Company entered into a sale/leaseback agreement related to its Latitude 30 and Latitude 39 venues. Under the terms of the agreement, a real estate investment trust (“REIT”) provided funding to allow the Company to exercise its purchase options under existing leases for these venues. For Latitude 30, the Company exercised its purchase option under the lease, acquired the building and land, and immediately sold the building, land and leasehold improvements to the REIT. For Latitude 39, the Company exercised the purchase option and assigned the purchase right to the REIT. The REIT immediately purchased the building and land. Simultaneous to this transaction, the Company transferred all of the leasehold improvements purchased through this date to the REIT. In conjunction with these transactions, the Company entered into a master lease with the REIT for both properties for 20 years with the option to extend for four consecutive five year terms at the Company’s option. The master lease also provided tenant improvements from the REIT totaling $950,000 for Latitude 30 for the construction of a new parking garage and $6,300,000 for Latitude 39 for the completion of the build-out of that property.

Rent expense for the six months ended June 30, 2014 was approximately $___________.

Escrowed Funds

During 2010, the Company entered into a loan agreement with a trust (the "Loan Agreement") to assist the Company in executing a construction loan with a financial institution. Under the terms of the Loan Agreement, the trust deposited $775,000 into an escrow account with release of the funds contingent on the execution of a construction loan and the proceeds of the construction loan received by the Company. These escrowed funds were improperly released without the permission of the Company and the Company never received proceeds from the proposed construction loan or any other direct or indirect benefit from the escrowed funds. It was later determined that the improper release of the escrow funds were part of a larger scheme under investigation by the Securities and Exchange Commission ("SEC"). On November 30, 2011, the SEC filed a complaint for securities fraud against multiple parties including the counterparties to this transaction. In an effort to assist the trust in recovering the escrow deposit, the Company, as a party to the escrow agreement, has also filed suit against the counterparties involved in the transaction. Should the Company prevail in the suit, the proceeds would be used to reimburse the trust for the escrow deposit.

There has been no claim filed by the trust against the Company for recovery of these funds. The Company, in consultation with legal counsel, does not believe that it has an obligation to repay these funds to the trust and accordingly has not recorded any liability as of June 30, 2014 .

Litigation

In the ordinary course of conducting its business, the Company is exposed to litigation risks from time to time that can have significant adverse effects upon our financial and operating condition, which in turn could have a material adverse effect on our ability to continue as a going concern.

At any given time there may be numerous civil actions initiated against the Company and/or its subsidiaries. Currently there are four civil actions pending against the Company’s subsidiary in which, in each case, the plaintiff(s) seek damages in excess of $250,000. The aggregate amount sought in these cases exceeds $3 million. With respect to most of these actions, the parties are either engaged in settlement discussions or have already executed a settlement agreement. One of the actions seeks $1.4 in damages. If the parties do not succeed in settling this matter, then the Company is intent on defending the action. Nevertheless, if one or more of the pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to the Company and/or its subsidiary’s interests, or if a settlement of any lawsuit requires the Company to pay a significant amount, the result could have a adverse impact on the Company’s overall financial statements. The Company will continue to vigorously defend any such litigation.

Additionally, on December 12, 2012, The Estate of Jerome H. Denner commenced an action entitled Larry Grossinger, Personal Representative of the Estate of Jerome H. Denner v. The Brownstone Group, LLC and Latitude 30 Group, LLC, case no. 2012-CA-013255, Duval County Circuit Court, Florida. The lawsuit alleges that the Brownstone Group, LLC and Latitude 30 Group, LLC, on June 25, 2010, executed a promissory note in the principal amount of $879,807.54 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807.54 plus interest and attorneys’ fees. Latitude 30 Group, LLC intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. Latitude 30 Group, LLC has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30 Group, LLC, and Latitude 30 Group, LLC asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. There can be no assurance given that Latitude 30 Group, LLC will prevail in this litigation and in the event that Brownstone Group, LLC and Latitude 30 Group, LLC are found liable in such litigation it would have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 Group, LLC will be able to look to Brownstone Group, LLC to contribute a pro rata amount to the payment of any judgment.

Other

On November 10, 2011, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which it intended to be acquired by Blink Couture, Inc. (Blink) a publicly traded company. The Company and Blink subsequently entered into two extension agreements, whereby either the Company or Blink could terminate the Merger Agreement at any time after February 28, 2012 unless the terminating party is responsible for the delay which prevented the closing of the merger on or before March 30, 2012. On November 27, 2012, the Agreement and Plan of Merger was terminated.

Major concentrations

During the six months ended June 30, 2014, one supplier represented approximately 16% of the Company’s purchases.

12. STOCKHOLDER’S EQUITY

On May 30, 2014 the Company completed its acquisition of Latitude 360, Inc., a Florida corporation (“L360 Florida”), pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated April 8, 2014, among the Company, Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and L360 Florida. Pursuant to the Merger Agreement, on May 30, 2014, Merger Sub merged with and into L360 Florida, and L360 Florida became a wholly-owned subsidiary of the Company (the “Merger”). Copies of the Merger Agreement, Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement were attached to the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2014, May 5, 2014 and May 20, 2014, respectively

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger the Company issued an aggregate of 154,735,504 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 immediately prior to the effective time as consideration for the acquisition. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock. Except for certain convertible securities of L360 which did not convert into shares of the Company’s common stock in connection with the Merger (the “L360 Non-Converting Securities”), each outstanding share of preferred stock of L360, each warrant to purchase L360 common stock, and any other security of L360 exchangeable for or convertible into shares of L360 common stock (the “L360 Convertible Securities”) was exchanged or converted into shares of L360 common stock immediately prior to the consummation of the Merger, such that the shares of L360 common stock issued upon conversion, along with the shares of the Company’s common stock underlying the L360 Non-Converting Securities, represented the right to receive a portion of the Merger Shares. Each L360 Non-Converting Security outstanding at the effective time of the Merger was automatically converted into a like convertible security, or the right to receive a like convertible security, to acquire a portion of the Merger Shares, at an exercise price per share appropriately adjusted so that the aggregate exercise price is the same as it was prior to the effective time of the Merger.

In addition, approximately $61,000 of debt of Kingdom Koncrete as a result of the merger. On June 24, 2014, the debt was converted by the holders and converted into 3,457,538 shares of common stock.

Net loss per share

Basic net loss per share is based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of outstanding stock options and warrants except when the effect of their inclusion would be anti-dilutive. As of June 30, 2014 and 2013, there were potentially dilutive securities consisting of options exercisable to purchase 7,782,900 shares of common stock and warrants exercisable to purchase 33,074,640 shares of our common stock. As the inclusion of these outstanding stock options and warrants would be anti-dilutive, they were excluded from the computation of loss per share. Accordingly, basic net loss per share and diluted net loss per share are identical for each of the periods presented in the accompanying statements of operations.

13. DISCONTINUED OPERATION

On February 22, 2012, Latitude 42 Group, LLC signed a lease for a planned 30,000 square foot venue in Chicago, Illinois. In November 2013, the measurement date, management sold the lease of Latitude 42 at a loss and redeployed some of the assets to its Albany, NY location. See Note 14- Subsequent Events.

The Company has determined the accounting treatment for Latitude 42 is a discontinued operation and the associated expenses are separately disclosed under Discontinued Operations.

14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2014, which is the date when these financial statements are available to be issued. The following significant events took place subsequent to December 31, 2013.

On July 21, 2014, the Company announced its fourth location will be part of the Crossgates Mall, the Capital Region’s premier shopping, dining and entertainment destination. The Company expects the grand opening of its new venue will be scheduled for October 17, 2014.

On July 24, 2014, the Company announced that it entered into a lease whereby its construction build-out costs will be funded by Duke Realty (NYSE: DRE), the owner and manager of The Shops at West End in St. Louis Park, MN. Latitude 360’s new 43,000 square-foot venue is scheduled to open during the first quarter of 2015.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements, and related notes included herein. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements.

This report contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding our anticipated future financial performance, expected operating results, such as revenue growth, and efforts to grow our business.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to continue as a going concern; our history of incurring significant net losses and limited operating history; the competitive environment in the markets in which we operate; consumer acceptance of our offerings; our ability to raise additional financing on satisfactory terms, or at all; our success in retaining or recruiting, or changes required in, our management and other key personnel; the potential liquidity and trading of our securities;  the risk that any projections, including earnings, revenues, margins or any other financial items are not realized; changing legislation and regulatory environments; the general volatility of the market price of our common stock; risks and costs associated with regulation of corporate governance and disclosure standards (including pursuant to Section 404 of the Sarbanes-Oxley Act);and general economic conditions.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Nature of Activities, History and Organization:

Latitude 360 (“L360” or the Company), is an independent, full-service entertainment company whose predecessor entity was founded in 2009 to plan, develop, construct and operate state-of-the-art, 40,000 to 70,000 square foot premier entertainment venues while targeting “A” location commercial properties at distressed prices. Each L360 location fuses an exceptional food & beverage experience with multiple entertainment options in an upscale and contemporary designed venue. Entertainment options include; a dine-in luxury movie screening room (Cinegrille), a dine-in live performance theater with a full-size stage (Latitude LIVE), luxury bowling lanes (bowling/full food service to lanes), a sports theater, a main bar with small stage/dance floor (Axis bar), the latest offering in hi-tech electronic video games, and an upscale Nuevo-American casual dining restaurant and sports bar. As of June 30, 2014, the Company had three operational entertainment venues, and two under construction and scheduled to open in the fourth quarter of 2014 and the first quarter of 2015. The Company also has a “Go and Carry “concrete business as a separate operating subsidiary.

On May 30, 2014 the Company completed its acquisition of Latitude 360, Inc., a Florida corporation (“L360 Florida”), pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated April 8, 2014, among the Company, Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and L360 Florida. Pursuant to the Merger Agreement, on May 30, 2014, Merger Sub merged with and into L360 Florida, and L360 Florida became a wholly-owned subsidiary of the Company (the “Merger”). Copies of the Merger Agreement, Amendment No. 1 to the Merger Agreement and Amendment No. 2 to the Merger Agreement were attached to the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2014, May 5, 2014 and May 20, 2014.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger the Company issued (or reserved for issuance) an aggregate of 154,735,504 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 Florida immediately prior to the effective time as consideration for the acquisition. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock. Except for certain convertible securities of L360 Florida which did not convert into shares of the Company’s common stock in connection with the Merger (the “L360 Non-Converting Securities”), each outstanding share of preferred stock of L360 Florida, each warrant to purchase L360 Florida common stock, and any other security of L360 Florida exchangeable for or convertible into shares of L360 common stock (the “L360 Convertible Securities”) was exchanged or converted into shares of L360 Florida common stock immediately prior to the consummation of the Merger, such that the shares of L360 common stock issued upon conversion, along with the shares of the Company’s common stock underlying the L360 Non-Converting Securities, represented the right to receive a portion of the Merger Shares. Each L360 Non-Converting Security outstanding at the effective time of the Merger was automatically converted into a like convertible security, or the right to receive a like convertible security, to acquire a portion of the Merger Shares, at an exercise price per share appropriately adjusted so that the aggregate exercise price is the same as it was prior to the effective time of the Merger. The company changed its name to Latitude 360 Inc. on June 2, 2014.

Corporate History

L360 is a holding company and is the parent company of three wholly-owned limited liability companies organized in the State of Florida: Latitude 30 Group, LLC (“Lat 30”), Latitude 39 Group, LLC (“Lat 39”) and Latitude 40 Group, LLC (“Lat 40”), (collectively, the “LG Subsidiaries”). The predecessor of the Company, Latitude Global Inc. was incorporated in the State of Florida on June 21, 2010. L360 is also the parent of Kingdom Koncrete, Inc. (“Kingdom Koncrete”), the company’s “Go and Carry” concrete business.

The Company’s Business

L360 is an award-winning, full-service upscale casual restaurant/entertainment venue operator. Founded in 2009, L360’s objective is to plan, develop, construct and operate state-of-the-art, 40,000 to 85,000 square foot upscale dining and entertainment venues taking advantage of the downturn in big box commercial property locations and leasing at discounted rates. The L360 target locations are shopping centers and urban markets in “A” cities as well as destination locations. L360 venues fuse an exceptional food and beverage experience with multiple entertainment options in an upscale and contemporary designed venue. The Company also operates its “Go and Carry” concrete subsidiary, Kingdom Koncrete.

Entertainment options (all with an array of dining and beverage service, from casual to upscale) can include:

•	The 360 Grille & Bar – a casual yet contemporary American restaurant.
•	The Lanes – Luxury bowling lanes with leather couches and cutting-edge audio/visual systems on every lane, creating an upscale, lounge-like atmosphere.
•	The Cinegrille – A dine-in movie theater featuring home theater-style seating.
•	Game Room – The latest offering in hi-tech electronic video, redemption games and prizes.
•	Latitude LIVE – A live performance theater with a full-stage, high-end theatrical sound and lighting systems and seating for 170-300+ guests. Features live comedy on Friday and Saturday.

•	HD Soirts Theater–A sports theater with multiple HD screens, similar to sports books in Vegas.

•	The AXIS Bar & Stage–A unique bar, dance floor and stage with weekend performances by the hottest DJs and regional bands.

•	Latitude Lit–A luxury cigar lounge with HD screens and patio access.

 L360’s unique concept creates what its founders believe to be a one-of-a-kind venue with a first-class menu including hand-crafted and signature items. What in the past may have traditionally been viewed as separate industries and businesses, L360 is combining and operating its locations as one stand-alone, multi-venue facility. The strategy includes co-locating several distinct businesses (dining, movies, bowling, video and redemption gaming, Latitude Live entertainment and sports bars), and others as the imagination and technology further evolves. It is anticipated that the public’s discretionary dining and entertainment spending dollars can be captured by offering a single destination for an entire day and evening. By combining separate businesses in its multi-venue centers, the Company believes the L360 concept will also continue to capture more of the consumer’s leisure time.

Consumer acceptance of these concepts is due to many economic, social and business factors including, in part, a growing social trend of families enjoying more time together (cocooning), time constraints reflecting their busy schedules, as well as the current high cost of fuel. By combining dining with other forms of entertainment, families can increasingly plan and enjoy the convenience of an entire evening’s activities at one multi-functional location without the hassle of driving from venue to venue, while also being socially responsible. The Company has been capitalizing on this growing trend by leveraging its strengths and applying its experience in creating premier multi-venue entertainment complexes located in Jacksonville, FL, Indianapolis, IN and Pittsburgh, PA, respectively. These venues offer upscale casual dining restaurants, luxury sports bars, billiards and electronic gaming rooms, luxury bowling lanes, Latitude Live (Vegas-style Review) and private luxury movie screening rooms that cater to families and the corporate community. L360 strives to offer its patrons, including groups, a wide variety of appealing dining, entertainment and activity choices, at an array of different price points.

Group sales is a key component of L360’s ongoing and future success. L360 has already hosted over 8,600 group events, with hundreds of corporate events held annually. More than 400 different corporate clients, including more than half of the leading corporations that make up the Dow Jones Industrial Average, have used one of L360’s venues for hosting an event. Event sales revenue presently represents approximately 20% of total L360 sales and this percentage is expected to grow over time. Importantly, group sales showcase L360 venues, including its multiple dining and entertainment options.

As a result, attendees often bring family and friends for future visits, thereby creating a ‘ripple effect.’ The ripple effect also works in the other direction as family and friend visits also lead to future corporate or other event bookings at L360 locations, for their own organization or via word of mouth recommendations and endorsements to work colleagues and other friends/ family members.

Each location has a Director of Group Sales focused on proactively reaching out to the local business community. The impressive list of corporate clients includes, Walmart, Apple, Bank of America, DuPont, FedEx, McDonalds, Cisco, Coach, Verizon, Microsoft, American Express, HP, Home Depot, State Farm, the Indianapolis Colts, UPS, Pfizer, and many more.

Management’s goal is to open its first 10 “Latitudes” within the next two to three years in desirable locations, pursuant to its L360 growth strategy. L360 opened its first Latitude location in Jacksonville, Florida in January 2011. L360 opened its second location in November 2012 in Pittsburgh, Pennsylvania. L360’s third venue, which is located in Indianapolis, Indiana in the affluent Keystone Crossing area, opened in January 2013. On July 21, 2014 management announced the scheduled opening of its fourth location in the Crossgates Mall in Albany, NY in mid-October, 2014.

Results of Operations

Please note: The following results are not comparable due to the result of the reverse merger consummated on May 30, 2014. The results of L360 Floridafor the period May 30, 2014- June 30, 2014 are included in the three and six month of 2014 and are not included in 2013.

Six months ended June 30, 2014, compared to the six-month period ended June 30, 2013:

Gross Revenues –Gross revenues increased approximately $1.54 million for the six months ended June 30, 2014 to $1.60 million as compared to approximately $66,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014. Revenues from Kingdom Koncrete for the six months ended June 30, 2014 were approximately $72,000 as compared to $66,000 in the same period of 2013, a 9.3% increase.

Net Revenues –Net revenues increased to approximately $1.46 million for the six months ended June 30, 2014 from approximately $66,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014.

Total Venue Expenses. Total Venue Expenses increased $1.9 million for the six months ended June 30, 2014 from zero for the six months ended June 30, 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014. For the six months ended June 30, 2014, the Company had three venues in full operation.

Depreciation and Amortization. Depreciation and amortization expense increased to approximately $735,000 for the six months ended June 30, 2014 from $2,320 in the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014.

General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration, travel, professional fees increased to approximately $770,000 for the six months ended June 30, 2014 from approximately $45,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014. General and administrative expenses for Kingdom Koncrete for the six months ended June 30, 2014 were approximately $45,000 as compared to approximately $45,000 in the same period of 2013.

Interest Expense. As result in higher borrowings, as a result of convertible offerings, interest expense increased to $473,000 for the six months ended June 30, 2014 from zero in the same period of 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014.

Net Loss. As a result of the foregoing, the net loss for fiscal year ended 2013 was $3.7 million, or $0.__ per basic and diluted share, as compared to a net loss of $7.1, or $0.__________ per basic and diluted share, for fiscal year 2012. Kingdom Koncrete contributed approximately $7,000 to the loss in 2014.

Three months ended June 30, 2014, compared to the three-month period ended June 30, 2013:

Gross Revenues –Gross revenues increased to approximately $1.58 million for the three months ended June 30, 2014 from approximately $38,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014. Revenues from Kingdom Koncrete for the three months ended June 30, 2014 were approximately $43,000 as compared to $38,000 in the same period of 2013, a 12.3% increase.

Net Revenues –Net revenues increased to approximately $1.43 million for the three months ended June 30, 2014 from approximately $38,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014.

Total Venue Expenses. Total Venue Expenses increased $1.8 million for the three months ended June 30, 2014 from zero for the three months ended June 30, 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014. For the three months ended June 30, 2014, the Company had three venues in full operation.

Depreciation and Amortization. Depreciation and amortization expense increased to approximately $734,000 for the three months ended June 30, 2014 from $1,160 in the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014.

General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration, travel, professional fees increased to approximately $771,000 for the three months ended June 30, 2014 from approximately $45,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014. General and administrative expenses for Kingdom Koncrete for the three months ended June 30, 2014 were approximately $25,000 as compared to approximately $25,000 in the same period of 2013.

Interest Expense. As result in higher borrowings, as a result of convertible offerings, interest expense increased to $473,000 for the three months ended June 30, 2014 from zero in the same period of 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to June 30, 2014.

Net Loss. As a result of the foregoing, the net loss for fiscal year ended 2013 was $3.7 million, or $0.__ per basic and diluted share, as compared to a net loss of $7.1, or $0.__________ per basic and diluted share, for fiscal year 2012. Kingdom Koncrete contributed approximately $6,600 to the loss in 2014.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $__.0 million at June 30, 2014, of which $X .X million were current assets. As of June 30, 2014 we had cash and cash equivalents of $_______ and a working capital deficit of $________. During the past two years, we have experienced net losses. In spite of losses in 2010, we experienced positive operating cash flows for 2010 primarily due to an increase in accounts payable and due to related parties. Negative operating cash flows for the six months period ending June 30, 2014 resulting from a net loss was offset by a consulting fees paid with stock of $,000, an increase in deferred rent of $,000, and an increase in interest payable of $,000. We anticipate our operating cash flows to continue to be negative during the construction and development periods for our new venues.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception.  These factors, among others, raise substantial doubt about our ability to continue to operate as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05, "Measuring Liabilities at Fair Value." ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. Our adoption of ASU 2009-05 did not have an effect on our disclosure of the fair value of our liabilities.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820)-Improving Disclosures about Fair Value Measurements." This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10.

The FASB's objective is to improve these disclosures and thus, increase transparency in financial reporting. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, "Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations." ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Other than as indicated in the aforementioned pronouncements, recently issued standards are not expected to have, or did not have upon adoption, a material impact on our financial positions or results of operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer/principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2014, our Chief Executive and Chief Financial Officer as of June 30, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting document control.

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

3.02. Unregistered Sales of Equity Securities.

As described in Item 2.01 above, on May 30, 2014, the Company completed its acquistion of L360 and has pursuant to the Merger Agreement, issued the Merger Shares as consideration therefor. The issuance and sale of the Merger Shares is exempt from registration under Section 4(a)(2) of the Securities Act because the transaction does not involve a public offering. The Company has not engaged in general solicitation or advertising with regard to the issuace and sale of the Merger Shares.

The information disclosed in Item 2.01 of the Current Report on Form 8-K is incorporated into this Item 3.02 by reference. The disclosure in this Item 3.02 is qualified by reference to the information set forth in Item 2.01 of the Current Report on Form 8-K.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Latitude 360, Inc.

By /s/ Brent Brown

Brent Brown,

Chief Executive Officer

and  Chief Financial Officer

Date:  August 19, 2014

