Form 10-Q/A
period 2014-06-30
LATITUDE 360, INC.
filed 2014-08-22
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 that was originally filed with the Securities and Exchange Commission on August 19, 2014 (the “Original Filing”), is being filed to include certain information that was omitted from the Original Filing, and to otherwise correct certain typographical errors in the Original Filing. For the convenience of the reader, this Form 10-Q/A amends and restates the Original Filing in its entirety.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Latitude 360, Inc
(Formerly Kingdom Konkrete, Inc)
Unadited Condensed Consolidated Balance Sheet

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$117,344	$10,199
Accounts receivable - Trade	237,622
Accounts receivable - Other	1,293,269
Inventory	286,524	500
Prepaid expenses	22,912
Total current assets	1,957,672	10,699

Property and equipment, net	47,495,101	10,127
Due from related parties	2,208,452	—
Other assets	825,618	—

Total assets	$52,486,843	$20,826

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable	$2,137,818	$3,609
Accounts payable - construction related	11,027,730	—
Accrued expenses	5,077,915	459
Interest payable	4,004,947	—
Short-term notes payable	2,935,246	—
Total current liabilities	25,183,656	4,068

Deferred rent	2,149,502
Long Tern Accounts Payable - Shareholders	—	6,041
Notes payable, net	14,501,325
Capital leases	23,923,752	61,648

Total liabilties	65,758,235	71,757

Stockholders' deficit:
Preferred Stock, par value $.001 authorized 20,000,000 shares, zero shares issued at June 30, 2014 and December 31, 2013	—	—
Common Stock, par value $.001 authorized 500,000,000 shares. Issued 123,485,879 shares at June 30, 2014 and 5,721,900 shares at December 31, 2013.	489,095	5,722
Additional paid-in capital	78,917,027	275,082
Accumulated deficit	(92,677,515)	(331,735)
Total stockholders' deficit	(13,271,392)	(50,931)

Total liabilities and stockholders' deficit	$52,486,843	$20,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc
(Formerly Kingdom Konkrete, Inc)
Unaudited Condensed Statements of Operations
	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Gross Sales	$1,575,901	$38,433	$1,604,726	$65,863
Discounts	(148,426)	—	(148,426)	—
Net Sales	1,427,475	38,433	1,456,300	65,863

Cost and Expenses:
Cost of Sales	321,494	18,453	335,004	31,341
Labor	866,607	—	881,837	—
Occupancy and relates costs	119,728	—	120,006	—
Other operating expenses	203,184	—	203,903	—

Total costs	1,511,013	18,453	1,540,749	31,341

Depreciation and Amortization	733,579	1,160	734,739	2,320
Selling, general and administrative expenses	874,894	25,480	1,559,355	45,286

Loss from operations	1,692,011	(6,660)	(1,696,168)	(131,084)

Other Income (expense)
Interest expense	(682,376)	—	(682,376)	—
Total other income (expense)	(682,376)	—	(682,376)	—

Net Loss from continued operations	(2,374,386)	(6,660)	(2,378,544)	(13,084)

Discontinued Operations
Loss from Discontinued Operations	(12,228)	—	(7,104)	—

Net loss	$(2,386,615)	$(6,660)	$(2,385,648)	$(13,084)

Weighted Average Shares outstanding	47,410,910	52,721,900	25,828,716	5,721,900

Basic and diluted income (loss) per share outstanding	$(0.05)	$(0.00)	$(0.09)	$(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc.
(Formely Kingdom Koncrete, Inc)
Unaudited Condensed Consolidated Statements of Cash Flows

	For the	For the
	Six Months	Six Months
	ended	ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities–

Net Loss	$(2,385,648)	$(13,084)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	734,739	2,320
Changes in operating assets and liabilities
Accounts Receivable	52,297	—
Inventory	(29,019)	1,372
Prepaid assets	(375)
Other assets	—	1,150
Accounts Payable	36,122	18,402
Accrued Expenses	(150,377)	2,194
Interest Payable	(2,361,299)	—
Due to/from related parties	97,487	—
Deferred rent	(221,051)	—
Net cash (used in) provided by operating activities	(4,227,124,)	12,354

Cash flows from investing -
Costs related to merger transaction	(126,210)	2,320
Purchase of Property and equipment	(1,412,661)	—
Net cash (used in) investing activities	(1,538,871	2,320

Cash flows from financing activities -
Proceeds from Equity related transactions	1,830,123	(14,656)
Proceeds from issuance of Notes payable	4,043,017	—
	5,873,140	(2,302)

Net increase (decrease) in cash	107,145	(2,302)
Cash beginning of year	10,199	22,160
Cash end of year	$117,344	$19,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the six months for:
Interest	$4,200	$–
Income taxes	–	–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Latitude share exchange	154,735,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Nature of Business

Latitude 360 (“L360” or the “Company”), previously known as Kingdom Koncrete, Inc., is an independent, full-service entertainment company whose predecessor entity was founded in 2009 to plan, develop, construct and operate state-of-the-art, 40,000 to 70,000 square foot premier entertainment the (“venue”) while targeting “A” location commercial properties at distressed prices. A L360 location fuses an exceptional food & beverage experience with multiple entertainment options in an upscale and contemporary designed venue. Entertainment options include a dine-in luxury movie screening room (Cinegrille), a dine-in live performance theater with a full-size stage (Latitude LIVE), luxury bowling lanes (bowling/full food service to lanes), a sports theater, a main bar with small stage/dance floor (Axis bar), the latest offering in hi-tech electronic video games, and an upscale Nuevo-American casual dining restaurant and sports bar. As of June 30, 2014, the Company had three operational entertainment venues, and two under construction and scheduled to open in the fourth quarter of 2014 and the first quarter of 2015. The Company also has a “Go and Carry” concrete business as a separate operating subsidiary.

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

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS AND LIQUIDITY

The Company has incurred significant losses from operations during the years ended December 31, 2013 and 2012, and on a consolidated basis has an accumulated deficit of $92,677,515 at June 30, 2014. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues expected to begin operation in the fourth quarter of 2014 and further into 2015.

Subsequent to the balance sheet date and through August 19, 2014, the Company received cash funding of $22,800 through the issuance of short term notes and $1,382,568 through the issuance of long term notes payable.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operating activities. As of June 30, 2014, the Company believes that the actions presently being taken to implement its strategic plans provide the opportunity for the Company to continue its operating activities. See Note 12 to the financial statements for a discussion regarding the Company’s activities through the date of the issuance of these financial statements and Note 14 for Subsequent Events.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern and it do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company conducts business primarily through two reportable segments: L360 and its “Go and Carry” concrete business. The Company’s management relies on internal management reporting processes that provide segment revenue, segment operating income, and segment asset information in order to make financial decisions and allocate resources.

June 30, 2014
Revenues:
L360	$1,532,752
Go and Carry	71,974
$1,604,726

Loss from operations:
L360	$2,366,314
Go and Carry	12,230
$2,378,544

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

Accounts Receivables — trade

Trade receivables include amounts due from credit card sales and from customers on group events held.

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

Licenses

Licenses primarily consist of costs associated with liquor licenses. The costs of obtaining non-transferable liquor licenses directly issued by local government agencies for nominal fees are expensed as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived assets and tested for impairment at least annually. Annual liquor license renewal fees are expensed over the renewal term under taxes and licenses in the consolidated statements of operations. The Company had approximately $52,000 in capitalized liquor licenses as of June 30, 2014 included in other assets in the accompanying consolidated balance sheets.

Revenue Recognition

Revenues from the operation of the facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. This amount was not significant as of and for the periods presented.

Our “Go and Carry” concrete business recognizes revenue in accordance with ASC 605-10, “Revenue Recognition in Financial Statements”. Revenue will be recognized only when all of the following criteria have been met:

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

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods. Advertising costs as of June 30, 2014 was approximately $63,000. The Company did incur any advertising expenses for its concrete business.

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

During 2011, Latitude 40 entered into leases with unrelated third parties for use of the land and building to be used in the operation of those venues. The assets being leased by Latitude 39 and Latitude 40 individually represent the majority of the assets held in the respective legal entity created by the landlords as leasing entities. These leasing entities were created prior to December 31, 2003. Additionally, each of the leases contains fixed price purchase options during the first five years of the respective leases. Based on the fixed price purchase options, the approximate values of these assets are $12 million as of June 30, 2014.

In accordance with the FASB guidance, the landlords’ legal entities are considered to be VIEs with Latitude 40 as their primary beneficiary. The landlord is a private entity that is not willing to provide the information necessary to consolidate the entity in these financial statements. The Company has no involvement with the landlord other than the lease agreement and has no obligation to the landlord other than the building and land lease related costs provided in the lease agreements. Consequently, the maximum exposure to these leasing entities as of June 30, 2014 consist of future rental payments of approximately $4 million for Latitude 40, which are included in the future minimum lease payments schedule in Note 11.

Under ASC 810-10, Consolidation, a scope exception in the VIE model applies only to an entity that both was created before December 31, 2003 and where the primary beneficiary has exercised exhaustive efforts to obtain the information and has been unsuccessful. The Company has concluded that it meets these criteria and accordingly has not consolidated the legal entity that holds the assets which Latitude 39 and Latitude 40 lease.

Total payments to the Latitude 39 and Latitude 40 landlords for the period ending June 30, 2014 were approximately $607,000.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and 2013:

	6/30/2014	2013	Estimated useful Lives

Audio/Visual	$4,824,566	$—	10
Computers & Software	1,082,262	675	3
Equipment	4,047,207	173,884	5-10
Furniture	1,161,695	—	10
Gaming Equipment	5,741,497	—	5
Leasehold improvements	37,989,062	7,245	20
	54,846,289	181,804
Less accumulated depreciation	(7,351,188)	(171,677)

Property and Equipment, net	$47,495,101	$10,127

5. SHORT TERM NOTES PAYABLE As of June 30, 2014 the Company had notes payable totaling $14,501,325, consisting of payables to officers/directors of $3,800,000 and third parties of $10,701,325

Short term notes outstanding totaled $2,935,246 at June 30, 2014. These notes consisted of $1,687,900 to officers/directors and third parties of $1,247,346.

Interest accrued on notes payable at June 30, 2014 and 2013 was $4,004,947.

6. OBLIGATIONS UNDER CAPITAL LEASES

The Company entered into a sales lease back transaction on its facilities located in Jacksonville, Florida (Latitude 30) and Indianapolis, Indiana (Latitude 39). The Company accounts for these two properties as capital leases. The terms of the leases are 20 years each.

Minimum future lease payments under the capital lease at June 30, 2014 for each of the next three years and in the aggregate are as follows:

2014	$1,102,500
2015	$2,205,000
2016	$2,205,000
2017 and after	$36,871,275

7. INCOME TAXES

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

8. RELATED PARTY TRANSACTIONS

The Company paid to Brownstone management and development fees related to the development of the Latitude brand. Certain costs of the Company were paid by Brownstone companies. The Company also paid certain costs for these companies. Additionally, short term cash advances were made between the Company and these companies. The net amount of these transactions is a due to related parties of approximately $2,200,000 at June 30, 2014. All transactions outlined above have been recorded in due to related parties in the accompanying consolidated balance sheets.

9.  PRE-OPENING EXPENSES

Prior to opening each venue, substantial costs are incurred to develop, construct and begin operations for each venue. These costs include non-capitalizable costs related to internal labor, rent, marketing, interest, travel and utilities.

10. COMMITMENTS AND CONTINGENCIES

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

Rent expense for the month ended June 30, 2014 was approximately $130,000 and for the concrete business for the three months ended and the six months was approximately $4,600 and $8,000, respectively.

Minimum future lease payments under operating leases at June 30, 2014 for the next three years and in the aggregate are as follows:

2014	$417,576
2015	713,076
2016	620,550
2017 and after	3,515,550
$5,266,752

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

At any given time there may be numerous civil actions initiated against the Company and/or its subsidiaries. Currently there are four civil actions pending against the Company’s subsidiary in which, in each case, the plaintiff(s) seek damages in excess of $250,000. The aggregate amount sought in these cases exceeds $3 million. With respect to most of these actions, the parties are either engaged in settlement discussions or have already executed a settlement agreement. One of the actions seeks $1.4 million in damages. If the parties do not succeed in settling this matter, then the Company is intent on defending the action. Nevertheless, if one or more of the pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to the Company and/or its subsidiary’s interests, or if a settlement of any lawsuit requires the Company to pay a significant amount, the result could have an adverse impact on the Company’s overall financial statements. The Company will continue to vigorously defend any such litigation.

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

11. STOCKHOLDER’S EQUITY

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

12. DISCONTINUED OPERATION

On February 22, 2012, Latitude 42 Group, LLC signed a lease for a planned 30,000 square foot venue in Warrenville, Illinois.  The build out was partially executed and a portion of the operational equipment was purchased. During the second half of 2013, L360 was approached by another operator in the same industry and to assume the obligations and takeover this location.

In November 2013, the measurement date, management decided that it was in the Company’s best interest to sell the lease and transfer some of the equipment to the Albany, NY venue, a top 13 U.S. mall, which it felt was a more strategic location for the L360 concept. The lease termination agreement was executed on February 7, 2014 and the equipment purchased for an approximate of $2 million was transferred to the new location in April 2014.

The Company has determined the accounting treatment for Latitude 42 is a discontinued operation and the associated expenses are separately disclosed under Discontinued Operations.

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2014, which is the date when these financial statements are available to be issued. The following significant events took place subsequent to June 30, 2014.

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

Results of Operations

Please note: The following results are not comparable due to the result of the reverse merger consummated on May 30, 2014. The results of L360 Florida for the period May 30, 2014- June 30, 2014 are included in the three and six month of 2014 and are not included in 2013.

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

Net Loss. As a result of the foregoing, the net loss for the 6 months ended June 30, 2014 was $2,385,640, or $0.09 per basic and diluted share.

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

Net Loss. As a result of the foregoing, the net loss for the 3 months ended June 30, 2014 was $2,386,615 million, or $0.05 per basic and diluted share.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $52 million at June 30, 2014, of which $2.0 million were current assets. As of June 30, 2014 we had cash and cash equivalents of $117,000 and a working capital deficit of $23 million. During the past two years, we have experienced net losses. We anticipate our operating cash flows to continue to be negative during the construction and development periods for our new venues.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception.  This factor, among others, raise substantial doubt about our ability to continue to operate as a going concern.

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 2. Uregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the quarter ended June 30, 2014.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

2.1	Agreement and Plan of Merger dated April 8, 2014(1)

2.2	Amendment No.1, dated May 2, 2014, to Agreement and Plan of Merger(2)

2.3	Amendment No. 2, dated May 16, 2014, to Agreement and Plan of Merger(3)

3.1	Articles of Merger filed June 2, 2014(4)

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101*	XBRL

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2014.
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2014.
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 20, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 5, 2014.

* To be filed by Amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Latitude 360, Inc.

By /s/ Brent Brown

Brent Brown,

Chief Executive Officer

and  Chief Financial Officer

Date:  August 21, 2014

