Form 10-Q
period 2014-09-30
LATITUDE 360, INC.
filed 2014-11-19
CIK 1376755

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 19, 2014, there were 127,078,783 shares of Common Stock of the issuer outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Latitude 360, Inc
(Formerly Kingdom Konkrete, inc)
Unaudited Condensed Consolidated Balance Sheet

	September 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash	$84,861	$10,199
Accounts receivable	82,084	—
Other receivables	2,045,196	—
Inventories	220,540	500
Prepaid expenses	—	—
Total current assets	2,432,681	10,699

Property and equipment, net	46,268,467	10,127
Idle Property nd equipment - net	2,013,696	—
Restricted cash	—	—
Other assets	586,951	—
Assets of discontinued operations	—	—
Total long-term assets	48,869,114	10,127

Total assets	$51,301,795	$20,826

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$4,910,916	$3,609
Accounts payable - Construction related	7,878,634	—
Accrued expenses	5,417,124	459
Accrued compensation - related party	—	—
Deferred rent	19,700	—
Interest payable	2,923,089	—
Obligations under capital leases	—	61,648
Due to related parties	177,798	6,041
Short-term notes payable	22,143,491	—
Total current liabilities	43,470,752	71,757

Deferred rent	243,360	—
Obligations under capital leases	22,984,756	—
Dividends payable	42,003	—
Total long-term liabilties	23,270,119	—

Total liabilities	66,740,871	71,757

Stockholders' equity:
Series A Preferred Stock	—	—
Common Stock, par value $.001 authorized 500,000,000 shares. Issued 127,247,775 shares at December 31, 2013 and 123,485,879 shares at December 31, 2012.	102,976	5,722
Additional paid-in capital	116,689,287	275,082
Accumulated deficit	(132,231,339)	(331,735)
Total stockholders' equity	$(15,439,076)	$(50,931)

Total liabilities and stockholders' equity	51,301,795	20,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc
(Formerly Kingdom Konkrete, inc)
Unaudited Condensed Consolidated Statements of Operations

	9 Months ended		3 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net Sales	$5,171,484	$101,695	$3,734,159	35,832

Cost and Expenses:
Cost of Sales	1,146,098	48,543	819,403	17,202
Compensation expenses	2,564,296	—	1,857,249
Occupancy and relates costs	711,143	—	964,079
Professional fees	1,101,087	—	806,920
Depreciation and Amortization	2,143,699	3,480	1,073,147	1,160
Selling, general and administrative expenses	4,080,368	70,672	2,377,235	25,386
Total operating expenses	11,746,690	122,695	7,898,033	43,748

Loss from operations	(6,575,206)	(21,000)	(4,163,874)	(7,916)

Other (expenses)
Interest expense	940,530	—	467,759
Loss on modification of indebtedness	4,906,470	—	4,906,470
Loss on disposition of assets	(2,141)	—	—
Net loss from continued operations	(12,424,347)	(21,000)	(9,538,103)	(7,916)

Discontinued Operations
Loss from discontinued operations	(72,031)	—	(2,321)

Net Loss	$(12,352,317)	$(21,000)	$(9,535,782)	(7,916)

Basic and diluted loss per share
Continuing operations	(0.1257)	(0.0037)	(0.0965)	(0.0014)
Discontinued operations	(0.0007)	—	(0.0000)	—
Total basic and diluted loss per share

Weighted average shares outstanding	98,825,160	5,721,900.00	98,825,160	5,721,900.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc.
(Formerly Kingdom Konkrete, inc)	For the	For the
Unaudited Condensed Consolidated Statements of Cash Flows	Nine months	Nine months
	ended	ended
	September 30,	September
	2014	2013
Net Loss	$(12,352,317)	$(21,000)
Adjustments to reconcile net loss to net cash used in Operating activities -
Operating activities of discontinued operations	72,031
Net loss from operations	(12,280,286)	(21,000)

Depreciation and amortization expense	2,143,699	3,480
Loss on modification of debt	4,906,470
Gain on disposition of assets	(2,141)
(Increase) decrease in assets:
(Increase) decrease in accounts Receivable	(2,127,280)
(Increase) decrease in inventories	(218,540)	787
(Increase) decrease in other assets	(586,951)	1,150
(Increase) decrease in liabilities:
Increase in accounts Payable	12,789,550	2,446
Increase in accrued Expenses	5,456,261	818
Increase in interest Payable	2,923,089
Increase in obligations under capital leases	22,984,756
(Decrease) increase in deferred rent	263,060
Net cash (used in) provided by operating activities	36,251,687	(12,319)

Cash flows from investing activities
Cost of Merger	(8,011,147)
Purchase of Property and equipment	(50,415,914)	0
Net cash used in investing activities	(58,427,061)	0

Cash flows from financing activities -
Restricted cash reclassification	0	0
Proceeds from construction loans	0	0
Proceeds from issuance of convetible and other debt	22,143,491	0
Principal reduction in convertible and other debt	0	(14,656)
Principal reduction in obligations under capital leases	0	0
Proceeds from related party advances	0	18,853
Repayments on related party advances	110,424	0
Net cash provide by financing activities	22,253,915	4,197

Net (decrease) increase in cash	78,541	(8,122)

Beginning balance - cash	6,320	22,160

Ending balance - cash	$84,861	$14,038

Suplplemental Information

Interest expense paid	16,964	0
Income taxes paid	0	0

The accompanying notes are an integral part of these condensed consolidated financial statements.

1. DESCRIPTION OF BUSINESS

Nature of Business

Latitude 360 (“L360” or the “Company”), previously known as Kingdom Koncrete, Inc., is an independent, full-service entertainment company whose predecessor entity was formed in Florida on June 21, 2010 to act as a holding Company for the ownership interest in the following Limited Liability Companies collectively referred to as the venues:

Latitude 30 Group LLC (“Lat 30”) - formed in Florida on January 2, 2009,

Latitude 39 Group LLC (“Lat 39”) - formed in Florida on December 14, 2010

Latitude 40 Group LLC (“Lat 40”) - formed in Florida on February 2, 2011

Latitude 42 Group LLC (“Lat 42”) - formed in Florida on December 30, 2011

The Company opened its first venue in 2011 located in Jacksonville, Florida (Lat 30). In 2012, the Company opened two venues located in Indianapolis, Indiana (Lat 39), and Pittsburgh, Pennsylvania (Lat 40). Each venue consists of a full-service restaurant and bar, dine-in bowling lanes, dine-in luxury screening room, and a dine-in live performance theatre. The Company commenced constructing Lat 42’s venue located in Chicago, Illinois, in 2012. The Company decided to abandon the Chicago location in 2013. The Company is accounting for Lat 42’s activity as a discontinued operation pursuant to Accounting Standards Codification (“ASC”) Topic 250-20, “Discontinued Operations”. The Company also has a “Go and Carry” concrete business as a separate operating subsidiary.

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

Date:  November 19, 2014

