Form 10-Q/A
period 2014-09-30
LATITUDE 360, INC.
filed 2015-02-13
CIK 1376755

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

1

 Explanatory Note

The Company is amending is quarterly report on Form 10-Q for the period ended September 30, 2014 to include accompanying footnotes to the previously filed financial statements and to include management’s discussion and analysis. The financial statements included herein have been revised to coordinate with the accompanying footnotes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Latitude 360, Inc
(Formerly Kingdom Konkrete, inc)
Unaudited Condensed Consolidated Balance Sheet

	September 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash	$84,861	$10,199
Accounts receivable	82,084	—
Other receivables	2,045,196	—
Inventories	220,540	500
Total current assets	2,432,681	10,699

Property and equipment, net	46,268,467	10,127
Idle Property nd equipment - net	2,013,696	—
Other assets	586,951	—
Total long-term assets	48,869,114	10,127

Total assets	$51,301,795	$20,826

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$4,910,916	$3,609
Accounts payable - Construction related	7,878,634	—
Accrued expenses	5,417,124	459
Deferred rent	19,700	—
Interest payable	2,923,089	—
Obligations under capital leases	—	61,648
Due to related parties	177,798	6,041
Short-term notes payable	22,143,491	—
Total current liabilities	43,470,752	71,757

Deferred rent	243,360	—
Obligations under capital leases	22,984,756	—
Dividends payable	42,003	—
Total long-term liabilties	23,270,119	—

Total liabilities	66,740,871	71,757

Stockholders' equity:
Series A Preferred Stock	—	—
Common Stock, par value $.001 authorized 500,000,000 shares. Issued 127,247,775 shares at September 30, 2014 and 5,721,900 shares at December 31, 2013.	102,976	5,722
Additional paid-in capital	116,689,287	275,082
Accumulated deficit	(132,231,339)	(331,735)
Total stockholders' equity	(15,439,076)	(50,931)

Total liabilities and stockholders' equity	$51,301,795	$20,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc
(Formerly Kingdom Konkrete, inc)
Unaudited Condensed Consolidated Statements of Operations

	9 Months ended		3 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Net Sales	$5,171,484	$101,695	$3,734,159	$35,832

Cost and Expenses:
Cost of Sales	1,146,098	48,543	819,403	17,202
Compensation expenses	2,564,296	—	1,857,249	—
Occupancy and relates costs	711,143	—	964,079	—
Professional fees	1,101,087	—	806,920	—
Depreciation and Amortization	2,143,699	3,480	1,073,147	1,160
Selling, general and administrative expenses	4,080,368	70,672	2,377,235	25,386
Total operating expenses	$11,746,690	$122,695	$7,898,033	$43,748

Loss from operations	(6,575,206)	(21,000)	(4,163,874)	(7,916)

Other (expenses)
Interest expense	940,530	—	467,759	—
Loss on modification of indebtedness	4,906,470	—	4,906,470	—
Loss on disposition of assets	(2,141)	—	—
Net loss from continued operations	$(12,424,347)	$(21,000)	$(9,538,103)	$(7,916)

Discontinued Operations
Loss from discontinued operations	(72,031)	—	(2,321)	—

Net Loss	$(12,352,317)	$(21,000)	$(9,535,782)	$(7,916)

Basic and diluted loss per share
Continuing operations	(0.099)	(0.004)	(0.098)	(0.001)
Discontinued operations	(0.001)	—	(0.0000)	—
Total basic and diluted loss per share	$(0.100)	$(0.004)	$(0.098)	$(0.001)

Weighted average shares outstanding	125,491,477	5,721,900.00	97,726,702	5,721,900.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc.
(Formerly Kingdom Konkrete, inc)	For the	For the
Unaudited Condensed Consolidated Statements of Cash Flows	Nine months	Nine months
	ended	ended
	September 30,	September
	2014	2013
Net Loss	$(12,352,317)	$(21,000)
Adjustments to reconcile net loss to net cash used in Operating activities -
Operating activities of discontinued operations	72,031	—
Net loss from operations	(12,280,286)	(21,000)

Depreciation and amortization expense	2,143,699	3,480
Loss on modification of debt	4,906,470	—
Gain on disposition of assets	(2,141)	—
(Increase) decrease in assets:
(Increase) decrease in accounts Receivable	(2,127,280)	—
(Increase) decrease in inventories	(218,540)	787
(Increase) decrease in other assets	(586,951)	1,150
(Increase) decrease in liabilities:
Increase in accounts Payable	12,789,550	2,446
Increase in accrued Expenses	5,456,261	818
Increase in interest Payable	2,923,089	—
Increase in obligations under capital leases	22,984,756	—
(Decrease) increase in deferred rent	263,060	—
Net cash (used in) provided by operating activities	36,251,687	(12,319)

Cash flows from investing activities
Cost of Merger	(8,011,147)	—
Purchase of Property and equipment	(50,415,914)	—
Net cash used in investing activities	(58,427,061)	—

Cash flows from financing activities -
Restricted cash reclassification	—	—
Proceeds from construction loans	—	—
Proceeds from issuance of convetible and other debt	22,143,491	—
Principal reduction in convertible and other debt	—	(14,656)
Principal reduction in obligations under capital leases	—	—
Proceeds from related party advances	—	18,853
Repayments on related party advances	110,424	—
Net cash provide by financing activities	22,253,915	4,197

Net (decrease) increase in cash	78,541	(8,122)

Beginning balance - cash	6,320	22,160

Ending balance - cash	$84,861	$14,038

Suplplemental Information

Interest expense paid	16,964	—
Income taxes paid	—	—

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

On May 30, 2014 the Company completed its acquisition of Latitude 360, Inc., a Florida corporation (“L360”), pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated April 8, 2014, among the Company, Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and L360. Pursuant to the Merger Agreement, on May 30, 2014, Merger Sub merged with and into L360, and L360 became a wholly-owned subsidiary of the Company (the “Merger”).

At the effective date of the Merger, the Company issued an aggregate of 114,070,828 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 as consideration for the 68,278,434 common shares of L360. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock.

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

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS AND LIQUIDITY

The Company has incurred significant losses from operations since its inception, and has an accumulated deficit of $132,231,339 at September 30, 2014. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through the issuance of debt and/or equity instruments and the increase in operating cash flows from revenues generated as part of various new venues that are expected to begin operations in 2015.

Subsequent to the balance sheet date and through November 19, 2014, the Company received cash funding of approximately $363,000 through the issuance of short term notes. As of November 19, 2014, the Company has approximately $16 million in notes payable which are due periodically through calendar year 2014 and 2015.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operating activities. As of September 30 2014, the Company believes that the actions presently being taken to implement its strategic plans provide the opportunity for the Company to continue its operating activities.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern and it does not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Reorganization, and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Latitude 360 and its wholly owned subsidiaries including:

Latitude 30 Group LLC (“Lat 30”) - formed in Florida on January 2, 2009,

Latitude 39 Group LLC (“Lat 39”) - formed in Florida on December 14, 2010

Latitude 40 Group LLC (“Lat 40”) - formed in Florida on February 2, 2011

Latitude 42 Group LLC (“Lat 42”) - formed in Florida on December 30, 2011

All significant intercompany accounts and transactions have been eliminated.

Business Segment

The Company operates two business segment which are comprised of the Company’s concrete business and its restaurant and entertainment business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original term of three months or less to be cash equivalents. At September 30, 2014 the Company had no cash equivalents.

Inventories

Inventories primarily consist of food, beverages and game redemption items. Inventories are accounted for at lower of cost or market using the average cost method. Spoilage is expensed as incurred. Finished goods as of September 30, 2014 totaled $220,540.

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment losses recognized during the nine months ended September 30, 2014 and 2013.

Revenue Recognition

Revenues from the operation of the facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. This amount was not significant as of and for the periods presented.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property. The non-cash consideration paid pertains to additional consideration issued in the issuance of convertible debt, payment on accrued interest, employee compensation and consulting services.

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of September 30, 2014 that have been excluded from the computation of diluted net loss per share consist of $12,309,678 of convertible debt convertible into 8,732,753 of common shares, 4,860,734 common stock options and 33,122,422 common stock warrants.

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods. Advertising costs as of September 30, 2014 and 2013 were approximately $130,000 and $2,000, respectively.

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

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC"). Interest bearing accounts are insured up to $250,000 and non-interest bearing accounts have no limitation. From time to time, the Company may have cash in financial institutions in excess of federally insured limits. As of September 30, 2014, the Company did not have cash in excess of FDIC limits.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following

	September 30, 2014	Estimated Useful Lives

Audio/visual	$6,092,592	10
Computers & software	1,087,087	3
Equipment	1,414,661	5-10
Vehicles	115,850	5
Furniture	1,167,734	10
Gaming equipment	5,736,702	5
Leasehold improvements	19,514,494	20
Property held under capital lease	20,588,190	5-20
	55,717,310
Less: accumulated depreciation and amortization	(9,448,843)

Sub Total	46,268,467

Idle Equipment	2,013,696

Property and equipment, net	$48,282,163

Depreciation and amortization expense for the three months ended September 30, 2014 and 2013 was $1,073,147 and $1,160, respectively. Depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 was $2,143,699 and $3,480, respectively.

5. NOTES AND LOANS PAYABLES

The balance of convertible notes at September 30, 2014:

September 30, 2014
Principal balance	$12,743,028
Accrued interest	2,923,089
15,666,117
Less discounts	(1,048,643)
14,617,474

Other Debt

Notes issued to private investors at interest rates ranging from 10% to 12%.	1,574,620

Short term advances provided by private, non-institutional third parties with no specific interest or repayment terms. These notes are used for short term working capital needs and are intended to be repaid within one year. The Company is delinquent on certain payments due on these obligations.	485,359

Short term advances provided by officer and directors with no specific interest or repayment terms. These notes are used for short term working capital needs and are intended to be repaid within one year. The Company is delinquent on certain payments due on these obligations.	1,813,806

Secured note used for equipment acquisition and accrues interests at 9% per annum. The Company is delinquent on payments due on these obligations	541,748

Secured note used for equipment acquisition and accrues interests at 10.5% per annum. The Company is delinquent on certain payments due on these obligations	3,693,577

Secured note used for construction and accrues interests at 18% per annum. The Company is delinquent on certain payments due on these obligations	2,339,995

Secured note used for vehicle acquisition and accrues interests at 18% per annum. Renegotiated and paid off in 2014	96,944
Total	$25,163,523
Accrued interest	(2,923,089)

Total Short Term Notes Payables	$22,240,434

Of the $12,743,028 convertible debt due, $3.830.000 was due to related parties.

6. OBLIGATIONS UNDER CAPITAL LEASES

In February 2012, the Company purchased two buildings that housed venues in Jacksonville, Florida and Indianapolis, Indiana, for a total cost of $9,200,035. Simultaneous with the purchases, the Company entered into a sales/leaseback of the two buildings with an unrelated third party. Under the terms of the agreement relating to the sales/leaseback, the Company received a total of $21,000,000, of which $9,200,035 was used to fund the purchase of the two buildings; $811,398 was used to pay commission, legal fees, and other costs associated with the transaction; $7,250,000 was placed in reserve to fund the construction of the two venues; $1,525,716 was used to pay vendors; and $2,212,851 was received in cash and used as working capital.

The Company accounted for lease of these two properties as capital leases. The initial terms of each lease is 20 years, with options to extend the lease for four successive terms of five years each.  In addition the Company leases copiers and other office equipment that are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2014 and 2013.

Following is a summary of property held under capital leases:

September 30, 2014

Buildings	$18,937,348
Equipment	81,218
19,018,566
Less accumulated depreciation	(1,670,258)
$17,348,308

Depreciation on assets under capital leases charged to expense in 2014 and 2013 was $715,825 and $0, respectively.

Minimum future lease payments under the capital lease at September 30, 2014 for each of the next five years and in the aggregate are as follows:

2014	$4,498,014
2015	2,309,051
2016	2,306,583
2017	2,488,653
2018	2,525,250
Thereafter	37,145,734
Total	51,273,285
Less accrued interest	(28,288,529)
Present value of net minimum	$22,984,756

7. RELATED PARTY TRANSACTIONS

In 2014, Management through various entities controlled by them advanced the Company a total of $6,333,200 of which $4,045,000 was received in consideration for the issuance of convertible notes. The notes are convertible into the Company’s common stock at various conversion prices and are assessed interest at an annual rate of 12% with maturity dates of less than one year. During 2014, Convertible notes totaling $505,000 was converted into 565,311 shares of the Company’s common stock. The balance of the related party convertible debt is included in short term notes payable on the balance sheet and as discussed in Note 5 above. The remaining $2,288,200 received is non-interest bearing and due on demand of which $758,000 was repaid during 2014.

As of September 30, 2014 the Company owes $1,600,000 to a director as compensation. The amount is included in the accrued expenses in the balance sheet.

8. SEGMENT REPORTING

The Company’s operations are classified into two reportable segments including its concrete operations and its restaurant and entertainment operations

For the three months ended September 30, 2014

	Revenues	Segment Operating losses	Depreciation and amortization

Concrete segment	$111,549	$8,661	$3,480
Restaurant and Entertainment segment	$3,734,159	$4,163,874	$1,073,147
Total	$3,845,708	$4,172,535	$1,076,627

9. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases land and buildings under operating leases that have terms expiring between 10 and 20 years. The term of the lease is considered its initial obligation period, which does not include unexercised option periods. Each lease has three or four available renewal clauses of five years each, exercisable at the option of the Company. Certain leases require the payment of contingent rentals based on percentage of gross revenue. Certain leases may also include rent escalation clauses based on a fixed rate or adjustable terms such as the Consumer Price Index.

Minimum future lease payments under the operating lease obligations at September 30, 2014 for each of the next five years and in the aggregate are as follows:

2015	$ 990,750
2016	528,778
2017	808,692
2018	808,692
2019	808,692
Thereafter	1,213,038

Total	$ 5,158,642

Rent expense for the three and nine months ended September 30, 2014 and 2013 was $368,260, and $924,805, respectively.

Litigation

In the ordinary course of conducting its business, the Company is exposed to litigation risks from time to time that can have significant adverse effects upon our financial and operating condition, which in turn could have a material adverse effect on our ability to continue as a going concern.

At any given time there may be numerous civil actions initiated against the Company and/or its subsidiaries. Currently there are five civil actions pending against the Company’s subsidiary in which, in each case, the plaintiff(s) seek damages in excess of $500,000. The aggregate amount sought in these cases exceeds $5 million. With respect to most of these actions, the parties are either engaged in settlement discussions or have already executed a settlement agreement. If the parties do not succeed in settling this matter, then the Company is intent on defending the action.

On December 12, 2012, The Estate of Jerome H. Dinner commenced an action entitled Larry Grossing, Personal Representative of the Estate of Jerome H. Dinner v. The Brownstone Group, LLC and Latitude 30 Group, LLC, case no. 2012-CA-013255, Duval County Circuit Court, Florida. The lawsuit alleges that the Brownstone Group, LLC and Latitude 30 Group, LLC, on June 25, 2010, executed a promissory note in the principal amount of $879,807.54 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807.54 plus interest and attorneys’ fees. Latitude 30 Group, LLC intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. Latitude 30 Group, LLC has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30 Group, LLC, and Latitude 30 Group, LLC asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. There can be no assurance given that Latitude 30 Group, LLC will prevail in this litigation and in the event that Brownstone Group, LLC and Latitude 30 Group, LLC are found liable in such litigation it would have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 Group, LLC will be able to look to Brownstone Group, LLC to contribute a pro rata amount to the payment of any judgment. The Security Exchange Commission (SEC) brought suit against the parties responsible for the conversion of escrow funds. The company expects a restitution check in the amount of approximately $155,000 in the next 90 days from the SEC to offset this claim.

On October 10, 2014 a complaint was filed by Craig Phillips, a former employee seeking $150,000 in severance and 2,412,574 shares of stock.  The company denies that any sums are due to Mr. Phillips as a result of his voluntary termination of his employment. The company intends to vigorously defend this action.  On November 6, 2014 the company filed a counterclaim against Mr. Phillips arising from his employment with the company indicating that there are no outstanding paychecks from the company and there are no claims from the Department of Labor.

On October 17, 2014 the company received a demand for arbitration from Summit Trading Ltd arising from a consulting agreement between the company and Summit Trading Ltd.  Summit is seeking 3,344,988 shares of common stock of the company.  The company denies that any sum is due to Summit and will vigorously defend the action.

Nevertheless, if one or more of the pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to the Company and/or its subsidiary’s interests, or if a settlement of any lawsuit requires the Company to pay a significant amount, the result could have an adverse impact on the Company’s overall financial position. The Company will continue to vigorously defend any such litigation.

Major concentrations

During the nine months ended September 30, 2014, one supplier represented approximately 15% of the Company’s purchases.

10. SUBSEQUENT EVENTS

On July 21, 2014, the Company announced its fourth location will be part of the Crossgates Mall located in Albany, New York. The Company expects to commence operations in mid-2015.

On July 24, 2014, the Company entered into a lease with Duke Realty on its fifth venue located at The Shops at West End in St. Louis Park, MO. The landlord has agreed to finance the venue’s build out. The 43,000 square-foot venue is expected to commence operating in third quarter 2015.

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

Nature of Activities, History and Organization:

Latitude 360 (“L360” or the Company), is an independent, full-service entertainment company whose predecessor entity was founded in 2009 to plan, develop, construct and operate state-of-the-art, 40,000 to 70,000 square foot premier entertainment venues while targeting “A” location commercial properties at distressed prices. Each L360 location fuses an exceptional food & beverage experience with multiple entertainment options in an upscale and contemporary designed venue. Entertainment options include; a dine-in luxury movie screening room (Cinegrille), a dine-in live performance theater with a full-size stage (Latitude LIVE), luxury bowling lanes (bowling/full food service to lanes), a sports theater, a main bar with small stage/dance floor (Axis bar), the latest offering in hi-tech electronic video games, and an upscale Nuevo-American casual dining restaurant and sports bar. As of September 30, 2014, the Company had three operational entertainment venues and two under construction and scheduled to open in the first quarter of 2015. The Company also has a “Go and Carry “concrete business as a separate operating subsidiary.

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

Entertainment options (all with an array of dining and beverage service, from casual to upscale) can include:

•	The 360 Grille & Bar – a casual yet contemporary American restaurant.

•	The Lanes – Luxury bowling lanes with leather couches and cutting-edge audio/visual systems on every lane, creating an upscale, lounge-like atmosphere.

•	The Cinegrille – A dine-in movie theater featuring home theater-style seating.

•	Game Room – The latest offering in hi-tech electronic video, redemption games and prizes.

•	Latitude LIVE – A live performance theater with a full-stage, high-end theatrical sound and lighting systems and seating for 170-300+ guests. Features live comedy on Friday and Saturday.

•	HD Sports Theater–A sports theater with multiple HD screens, similar to sports books in Vegas.

•	The AXIS Bar & Stage–A unique bar, dance floor and stage with weekend performances by the hottest DJs and regional bands.

•	Latitude Lit–A luxury cigar lounge with HD screens and patio access.

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

Results of Operations

Please note: The following results are not comparable due to the result of the merger consummated on May 30, 2014 of Latitude 360, Inc. (a Florida Corporation) and its wholly owned subsidiaries. The results of L360 Florida for the period May 31, 2014- September 30, 2014 are included in the three and nine month of 2014 and are not included in 2013.

Nine Months ended September 30, 2014, compared to the same period ended September 30, 2013:

Net Revenues –Net revenues increased to approximately $5.1 million for the period ended September 30, 2014 from approximately $72,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

Total Operating Expenses. Total Venue Expenses increased to $5.5 million for the period ended September 30, 2014 from an approx. $44,000 for the period ended September 30, 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014. For the period ended September 30, 2014, the Company had three venues in full operation.

Depreciation and Amortization. Depreciation and amortization expense increased to approximately $2.1 million for the period ended September 30, 2014 from $2,320 in the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

Selling, General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration, travel, increased to approximately $4.01 million for the period ended September 30, 2014 from approximately $32,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the merger.

Interest Expense. As result in higher borrowings, as a result of convertible offerings, interest expense increased to $940,530 for the period ended September 30, 2014 from zero in the same period of 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

Net Loss from continuing operations. As a result of the foregoing, the net loss from continuing operations for the nine months ended September 30, 2014 was $12,352,317 or $0.099 per basic and diluted share.

Three months ended September 30, 2014, compared to the three-month period ended September 30, 2014:

Net Revenues –Net revenues increased to approximately $3.7 million for the three months ended September 30, 2014 from approximately $19,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

Total Venue Expenses. Total Venue Expenses increased $2.8 million for the three months ended September 30, 2014 from zero for the three months ended September 30, 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014. For the three months ended September 30, 2014, the Company had three venues in full operation.

Depreciation and Amortization. Depreciation and amortization expense increased to approximately $1,037,000 for the three months ended September 30, 2014 from $1,160 in the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

General and Administrative Expenses. General and Administrative expenses, which primarily consist of administration, travel, professional fees increased to approximately $8,091,000 for the three months ended September 30, 2014 from approximately $25,000 for the same period in 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

Interest Expense. As result in higher borrowings, resulting from convertible offerings, interest expense increased to $468,000 for the three months ended September 30, 2014 from zero in the same period of 2013. This increase was due to the inclusion of the results of L360 Florida for the period May 30, 2014, the effective date of the reverse merger, to September 30, 2014.

Net Loss from continued operations. As a result of the foregoing, the net loss for the three months ended September 30, 2014 was $9,539,128, or $0.098 per basic and diluted share.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $51 million at September 30, 2014, of which $2.4 million were current assets. As of September 30, 2014 we had cash and cash equivalents of $85,000 and a working capital deficit of $23 million. During the past two years, we have experienced net losses. We anticipate our operating cash flows to continue to be negative during the construction and development periods for our new venues.

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

Critical Accounting Policies

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated over the assets' estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the term of the related lease

Long-Lived Assets

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

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property.

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, "Share-Based Payment” and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

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

Based upon an evaluation conducted for the period ended September 30, 2014, our Chief Executive and Chief Financial Officer as of September 30, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

PART II

Items No. 1, 3, 4, 5 - Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than those previously reported on Form 8-K, no unregistered securities were sold or issued during the quarter ended September 30, 2014.

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

Date:  February 13, 2015

