Form 10-Q/A
period 2014-09-30
LATITUDE 360, INC.
filed 2015-03-02
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51644

LATITUDE 360, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5587756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6022 San Jose Blvd.

Jacksonville, FL 32217

(972) 771-4205

(Address including zip code, and telephone number, including area code, of principal executive offices)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2014, there were 127,078,783 shares of Common Stock of the issuer outstanding.

1

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-Q/A to Latitude 360 Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 19, 2014 and amended by Amendment No. 1 filed with the Securities and Exchange Commission on February 13, 2015 (the “Form 10-Q”), is solely to furnish our XBRL (eXtensible Business Reporting Language) interactive data files in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

2

PART II

Item 6.	Exhibits

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated April 8, 2014 (1)
2.2	Amendment No. 1, dated May 2, 2014, to Agreement and Plan of Merger (2)
2.3	Amendment No. 2, dated May 16, 2014, to Agreement and Plan of Merger (3)
3.1	Articles of Merger filed June 2, 2014 (4)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labeled **
101.PRE	XBRL Taxonomy Extension Presentation **

*	Previously filed.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2014
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2014.
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 20, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 5, 2014.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATITUDE 360, INC.

By:	/s/ Brent W. Brown
Brent W. Brown
Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Date: March 2, 2015

4

EXHIBIT INDEX

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated April 8, 2014 (1)
2.2	Amendment No. 1, dated May 2, 2014, to Agreement and Plan of Merger (2)
2.3	Amendment No. 2, dated May 16, 2014, to Agreement and Plan of Merger (3)
3.1	Articles of Merger filed June 2, 2014 (4)
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labeled **
101.PRE	XBRL Taxonomy Extension Presentation **

*	Previously filed.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2014
(2)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 5, 2014.
(3)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 20, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 5, 2014.

5