Form 10-Q/A
period 2014-09-30
LATITUDE 360, INC.
filed 2015-03-12
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 3)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 19, 2014, there were 127,078,783 shares of Common Stock of the issuer outstanding.

1

EXPLANATORY NOTE

The purpose of this Amendment No. 3 on Form 10-Q/A to Latitude 360 Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, originally filed with the Securities and Exchange Commission on November 19, 2014 and amended by Amendment No. 1 filed with the Securities and Exchange Commission on February 13, 2015 and Amendment No. 2 filed with the Securities and Exchange Commission on March 2, 2015 (the “Form 10-Q”), is solely to correct certain errors on the cover page of the Form 10-Q as previously filed.

No other changes have been made to the Form 10-Q. This Amendment No. 3 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATITUDE 360, INC.

By:	/s/ Alan Greenstein
Alan Greenstein
Chief Financial Officer (principal financial and accounting officer)

Date: March 12, 2015

3