Form 10-K
period 2014-12-31
LATITUDE 360, INC.
filed 2015-04-15
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55259

LATITUDE 360, INC.

Nevada	20-5587756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6022 San Jose Blvd.

Jacksonville, FL 32217

(904) 730-0011

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒.

The aggregate market value of Common Stock held by non-affiliates of the registrant (92,265,964 shares) based on the last reported sale price of the registrant’s Common Stock on the OTCBB on June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $221,438,314. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 26, 2015, there were 131,281,514 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference into Part III of this Form 10-K.

Unless the context otherwise requires, when we use the words the “Company,” “Latitude 360,” “we,” “us,” or “our Company” in this Form 10-K, we are referring to Latitude 360, Inc., a Nevada corporation f/k/a Kingdom Koncrete, Inc., and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Latitude 360, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements about our expectations, beliefs or intentions regarding our development efforts, business, financial condition, results of operations, strategies or prospects. Prospective investors can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.

Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements.

Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described under the caption “Risk Factors” in this Report, some of which are briefly listed below. Other factors besides those listed there also could adversely affect us.

Any or all of our forward-looking statements in this Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include, but are not limited to, the following:

• The substantial losses that we have incurred;

• Our ability to obtain future financing and have available an adequate amount of capital for construction and opening costs or acquisition costs for the purchase of existing facilities;

• Our estimates regarding anticipated operating losses, future revenue, expenses, capital requirements, liquidity and our need to raise additional financing;

• Continued economic uncertainty, which inhibits a consumer’s discretionary spending;

• Our ability to find quality locations and reach acceptable agreements regarding the lease or purchase of locations;

• Our ability to control our costs and achieve profitability;

• Our ability to attract and retain a qualified management team, as well as to hire, train and retain the skilled management and other employees necessary to meet our staffing needs in a timely manner;

• Our management team’s ability to accommodate growth and manage a larger organization;

• The resources of our competition, which may be greater than ours;

• Our subsidiary’s limited operating history

• Potential fluctuations in our quarterly operating results due to seasonality and other factors;

• The impact of potential fluctuations in the availability and cost of food and other supplies;

• The impact of instances of food-borne illness and outbreaks of disease;

• The impact of federal, state or local government regulations relating to our personnel or the sale of food or alcoholic beverages;

• Legislative or regulatory changes;

• The lack of liquidity in our securities;

• Because our common stock may be a “penny stock,” it may be more difficult for investors to sell shares of our stock, and the market price of our stock may be adversely affected;

• Our ability to conclude that we have effective disclosure controls and procedures; and

• Our ability to comply with corporate governance programs and with changing regulations concerning corporate governance and public disclosure.

ii

This Form 10-K contains statistical data that we obtained from various government and private publications. We have not independently verified the data in these reports. Statistical data in these publications also include projections based on a number of assumptions. The industries referenced may not grow at such projected rates or at all. The failure of these industries to grow at such projected rates may have a material adverse effect on our business and the market price of our securities. Furthermore, if any one or more of the assumptions underlying the statistical data turns out to be incorrect, actual results may differ from the projections based on these assumptions.

iii

PART I

Item 1.     Business

Corporate History and Structure

We were incorporated on August 22, 2006 under the name Kingdom Koncrete, Inc.. We are the parent holding company for two wholly-owned subsidiaries: Latitude 360, Inc. a Florida corporation (“L360-FL”), and Kingdom Concrete, Inc., a Texas corporation (“KCI-TX”, together with L360-FL, the “LG Subsidiaries”). L360-FL is a holding company which in turn operates through a number of wholly-owned subsidiaries.

On May 30, 2014, we completed our acquisition of L360-FL pursuant to an Agreement and Plan of Merger, as amended, dated April 8, 2014 (the “Merger Agreement”), by and among us, LATITUDE 360 Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of ours (the “Merger Sub”), and L360-FL. Pursuant to the Merger Agreement, on May 30, 2014, the Merger Sub merged with and into L360-FL, and L360-FL became our wholly-owned subsidiary (the “Merger”).

Our Business

We are a full-service upscale casual dining restaurant/entertainment company that plans, develops, constructs and operates state-of-the-art, 35,000 to 85,000 square foot premier, award-winning restaurant/entertainment venues, which we refer to as restaurant entertainment centers. We currently operate three restaurant entertainment centers, in Jacksonville, Florida, Pittsburgh, Pennsylvania and Indianapolis, Indiana, and are in the process of designing or constructing additional restaurant entertainment centers in Albany, New York, Minneapolis, Minnesota, and South Boston, Massachusetts.

Our restaurant entertainment centers fuse what we believe to be an exceptional food and beverage experience with multiple entertainment options in upscale and contemporary-designed venues. Entertainment options can include:

•	The 360 Grille & Bar – a casual yet contemporary American restaurant.

•	The Lanes – luxury bowling lanes with full food and beverage service, leather couches and cutting-edge audio/visual systems on every lane creating a lounge-like atmosphere.

•	The Cinegrille – a dine-in movie theater with home theater-style seating.

•	Game Room – with up to date offerings in hi-tech electronic video and redemption games.

•	Latitude LIVE – a dine-in, live performance theater with a full-size stage, full theatrical sound and lighting systems and seating for 170-300+ guests with full food and beverage service.

•	HD Sports Theater – a sports theater designed after sports books found in Las Vegas, Nevada.

•	The AXIS Bar & Stage – a unique bar with a dance floor and stage for DJs and regional bands every weekend.

•	Latitude Lit – a luxury boutique cigar lounge with full service dining and HD screens.

We broadcast sports, entertainment and news programming on high-definition displays throughout our centers and bring all of this conveniently located in one facility that we believe appeals to a broad base of consumers and corporate clients.

We believe our facilities and operations create a unique, one-of-a-kind venue with a first-class menu including hand-crafted items. What in the past may have traditionally been separate industries and businesses are now being combined and operated as one stand-alone, multi-venue facility. By building and locating several distinct businesses (dining, movies, bowling, video and redemption gaming, Latitude Live (Vegas-style review) and sports bars at one location, we anticipate that more of the consumer’s spending dollars can be captured by offering a single destination for an entire day and evening. By combining separate businesses in this multi-venue center, we believe that the “Latitude concept” can capture more of the consumer’s leisure time by keeping them at one location longer, thereby capturing more of their discretionary income.

For consumers to embrace these concepts, many factors come into play including economic, social and business factors including, in part, a growing social trend of families enjoying more time together (cocooning), time constraints due to their busy schedules, as well as the current high cost of fuel. By combining dining with other forms of entertainment, families can plan and enjoy the convenience of an entire evening’s activities at one location without the hassle of driving from venue to venue, while also being socially responsible and aware by conserving fuel. We plan to seek to capitalize on this growing trend by leveraging our strengths and applying our experience to expand into additional locations.

In addition, through our KCI-TX subsidiary we provide pre-mixed concrete into our mobile mixer trailers which are then towed by one of our customers to a job site of its choosing.

Our Strategy

Our growth strategy includes the following key elements:

Continue to expand in the United States. We currently operate three restaurant entertainment centers, and expect to open three additional centers in 2015. We intend to open additional centers in both new and existing markets where we believe we are capable of achieving consistent high store revenues and strong returns over time.

Expand internationally. We recently entered into a franchise agreement with a third party to open one or more Latitude 360 restaurant entertainment centers in Qatar and Saudi Arabia. We intend to evaluate opportunities for expansion in other countries, either directly or through franchise relationships.

Increase sales at existing locations. We intend to increase our sales at our existing restaurant entertainment centers by continuing to enhance our dining and entertainment options, enhancing brand awareness and increasing special events usage. We seek to enhance brand loyalty and encourage repeat visits by programs such as our 360 club membership, which offers benefits such as points, 360 comedy club tickets, a personal concierge and a valet.

Competition

The family entertainment market is highly competitive. We compete for guests’ discretionary entertainment dollars with providers of out-of-home entertainment, including movie theaters, sporting events, bowling facilities, arcades, sports bars, nightclubs and upscale casual dining restaurants. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other concepts that may be similar to ours. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery.

While we believe that we compete favorably with our competitors, we do, and expect to continue to, face competition in the markets in which we currently operate and new markets that we will be expanding into. Our primary competition in Jacksonville, Indianapolis and Pittsburgh is from Dave and Buster’s and other upscale casual dining restaurants such as Roy’s, J. Alexander’s, Ted’s Montana Grill, Bonefish, PF Chang’s, Cheesecake Factory, Bucca di Beppo, Maggiano’s, Cadillac Ranch and Stonewood Grill to name a few. In addition, we face traditional forms of competition from existing established bowling facilities, numerous sports bars and lounges as well as the major cinema operators.

On a national level, we believe that our primary competition includes the following:

• Dave & Busters – Dave & Busters operates 73 family themed Dave & Busters restaurants and arcades in 30 states and Canada where customers can eat, drink, play hundreds of arcade games and watch sports games on televisions

• Lucky Strike – Lucky Strike Lanes opened its first location in Hollywood in 2003 and currently operates 20 Lucky Strike Lanes in 12 states and Washington DC and one location is in Canada. Each facility features upscale dining, martini bars and themed bowling.

• Splittsville – Operates six locations located in Florida, Texas, Virginia and Massachusetts. Splittsville markets itself as a vintage, retro-style bowling alley with a fresh spin on music, dining and entertainment and combines the elements of upscale bowling with a martini bar and upscale dining.

• Bowlmor Lanes –Bowlmor Lanes owns and operates 18 upscale lounge style bowling and entertainment centers in eight states. The facilities include updated audiovisual technology, as well as DJ booths, sports bars and video arcades, miniature golf, bocce, table shuffleboard, ping pong tables, air hockey, billiards, and boardwalk games, and full service restaurants.

• Big Al’s – Big Al’s, an established and local favorite located in Vancouver Washington, Beaverton Oregon and Meridian Idaho, combines 42 traditional bowling lanes, 12 lounge style VIP lanes, a 7000 square foot arcade area with more than 200 games, and includes a private bar, pool tables, full swing golf simulator and stadium style seating for sports and other television viewing.

• Revolutions – Operates 3 entertainment facilities in Florida, New York and Pennsylvania. The facilities include bowling lanes, video arcade games, sports amphitheater, showroom, full service restaurant and bar.

Additionally, the following companies operate entertainment centers (movie or arcade) throughout the U.S.:

• Cobb Theatres – A national theater chain, in 2008, Cobb Theatres opened its first Cinebistro, which combines luxury cinema seating, upscale dining and martini bars in Miami and Tampa, Florida.

• Ipic – Ipic operates a multi-venue entertainment complex offering upscale dining, luxury bowling lanes, luxury movie viewing and an upscale martini bar. We consider Ipic to be the closest comparable facility to our planned facilities in Brooklyn, Wall Street and Jersey City; they currently operate 11 centers in eight states with plans under development for an additional operation in Houston, Texas.

• Muvico – Muvico is a growing chain of megaplex, themed, motion picture theatres, combining luxurious stadium setting cinemas with VIP rooms, upscale bars and restaurants.

We believe that our competitive points of differentiation include:

• Multi-class facility: Up to seven different dimensions in one upscale environment.

• Broad demographic appeal.

o	We can cater aspects of our venue to the targeted audience.

• Cutting edge concept grounded with a proven restaurant / bar model.

o	Exploits current entertainment trends (bowling, cinema and gaming)

• Black box entertainment components (Latitude Live / Cinegrille) allows the venue to remain flexible, target numerous demographics and take advantage of unique entertainment programming

• Strong value proposition with moderately priced food, beverage and entertainment components reduces downside during unstable economic conditions.

• Compelling entertainment programming allows for targeted marketing campaigns and revenue generating programs throughout all day-parts.

• Proven management and systems that provide an industry standard experience.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, labor, employment, immigration, health and safety laws and liquor licensing and dram shop laws. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. If we fail to comply with applicable laws, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, seizures or debarment from government contracts.

Our operations are subject to various governmental regulations, including those governing:

•	The service of food and alcoholic beverages;

•	Minimum wage, overtime, wage payment and employment discrimination;

•	Immigration;

•	Governmentally funded entitlement programs; and

•	Human health and safety.

There are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, which are enforced primarily at the local public health department level. While we attempt to comply with applicable laws and regulations, we cannot assure that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, legislation and regulatory attention to food safety is very high. Additional or amended regulations in this area may significantly increase the cost of compliance.

Because we serve alcoholic beverages, we also hold liquor licenses and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron.

Suppliers

The principal goods used by our venues are food and beverage products, games, and prizes, which are available from a number of suppliers. KCI-TX has as its principal product pre-mixed concrete.

Intellectual Property

L360 has registered the service mark “Latitude 360 ®”, “360 Grille ®” and has applied to register certain additional service marks with the United States Patent and Trademark Office.

Employees

As of December 31, 2014, we had 477 employees, of which 102 were salaried and 375 were hourly. None of our employees are subject to any collective bargaining agreements. We believe that our relationship with our employees is good.

Executive Officers

Our executive officers and their ages as of April 10, 2015, are as follows:

Name	Age	Title
Brent W. Brown	46	Chief Executive Officer and Chairman of the Board of Directors

Gregory Garson	54	President and Director

Alan Greenstein	55	Executive Vice President and Chief Financial Officer

Brent W. Brown has served as our Chief Executive Officer and as Chairman of our Board of Directors since June 2014. From June 2014 to November 2014 Mr. Brown also served as our Chief Financial Officer. Mr. Brown founded L360 and has served as its Chief Executive Officer and Chairman since 2008. Mr. Brown has served as Managing Partner of Brownstone Developers LLC since 2003, and as Managing Partner of The Brownstone Group LLC since 2005. Mr. Brown is a graduate of the US Naval Academy in Annapolis, Maryland.

Gregory Garson has served as our President and as a director since June 2014. Mr. Garson has served as President of L360 since February 2010. Prior to joining L360, Mr. Garson spent 27 years in the securities business as an advisor and securities broker, most recently with Dawson James Securities as a Vice President of Investments from 2007 to 2010. Mr. Garson is a graduate of Oglethorpe University with degrees in Business Administration and Economics.

Alan Greenstein has served as our Chief Financial Officer since March 2015. Prior to that, Mr. Greenstein most recently served as Executive Vice President and Chief Financial Officer of REA Property Management Group LLC (“REA”) from May 2014 through March 2015, and as President of Richland Partners, LLC, the holding company of REA, from October 2014 to March 2015. From December 2006 to July 2013, Mr. Greenstein served as Senior Vice President and Chief Financial Officer of Revel Entertainment Group, LLC, which operated a resort and casino in Atlantic City, New Jersey. Prior to that, Mr. Greenstein served as Senior Vice President and Chief Financial Officer of Nevada Gold & Casinos, Inc. (NYSE MKT: UWN), from December 2005 to November 2006, and as Senior Vice President and Chief Financial Officer of Mohegan Sun Casino from October 1995 to November 2005. Mr. Greenstein is a certified public accountant, and graduated with a Bachelor of Science in Accounting from Marshall University.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our website address is www.rmgnetworks.com.

Item 1 A. Risk Factors

Ownership of our securities involves a high degree of risk.  Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical financial statements and related notes included herein.  The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our securities to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Notes Regarding Forward-Looking Statements.”

Risks Related to Our Business

The report of our independent registered public accounting firm on our 2014 consolidated financial statements contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.

As a result of our recurring net losses and significant indebtedness, our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2014, expressing substantial doubt as to our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure additional financing or enter into strategic relationship on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we might obtain.

We have a history of incurring significant net losses, and our future profitability is not assured.

For the year ended December 31, 2014 and 2013, we incurred net losses of $50,302,379 and $64,695,700, respectively. Our operating results for future periods are subject to numerous uncertainties and there can be no assurances that we will be profitable in the foreseeable future, if at all. If our revenues decrease in a given period, we may be unable to reduce cost of revenues as a significant part of our cost of revenues are fixed, which could materially and adversely affect our business and, therefore, our results of operations and lead to a net loss (or a larger net loss) for that period and subsequent periods.

We need to raise additional capital in order to fully fund our operations and to execute our business plan and continue as a going concern.

Our business model requires a significant amount of capital in order to develop and open new facilities. Accordingly, we may seek to raise it through the public or private sale of debt or equity securities of the Company or our subsidiaries, debt financing or short-term loans, or a combination of the foregoing. If we obtain debt financing, we may be required to secure the financing with all or some of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional capital and may not be able to secure any additional capital we may need on terms favorable to us, if at all. We cannot give you any assurance that we will be able to secure the additional capital we may require to conduct our operations. Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities of the Company or our subsidiaries, debt financing or short-term loans, or satisfy indebtedness through the issuance of our debt or equity securities, the terms of such transactions may be unduly expensive, burdensome or disadvantageous to us or holders of our securities.

Furthermore, to the extent we require capital and cannot raise it, we may have to limit our then-current operations and curtail all or certain portions of our business objectives and plans. In addition, should our costs and expenses prove to be greater than currently anticipated, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, the depletion of our working capital could be accelerated, intensifying our need for additional capital. Finally, if we have inadequate financial resources to meet our expenses during any financial period(s), our financial results may fluctuate, which may negatively affect our potential profitability and/or lead to accumulation of losses, which may ultimately affect our ability to continue as a going concern.

We may not be able to generate sufficient cash flow from operations to meet our debt service obligations.

As of December 31, 2014, we had approximately $71 million in outstanding indebtedness. Our outstanding obligations include convertible notes and advances and equipment notes. We also have a number of litigation matters and liens filed against properties which we are leasing. Currently, the cash flow from our existing operations is not sufficient to timely pay our current indebtedness without raising additional capital or converting a portion of our current indebtedness into equity securities. Assuming we are able to accomplish the foregoing, our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, regulatory, legislative and business factors, many of which are outside of our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot be sure that any refinancing or sale of assets would be possible on commercially reasonable terms or at all. In addition, any refinancing of our debt could be at higher interest rates and may require us to comply with onerous covenants, which could further restrict our business operations. Subject to the limitations contained in any agreements governing our debt, we may also incur significantly more debt in the future. If we incur additional debt, the risks that we face as a result of our high leverage, including our possible inability to service our debt could increase.

Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations. If we are unable to meet our debt service obligations on our outstanding debt, the holders of such indebtedness would have the right to cause the entire outstanding amount of such indebtedness to become immediately due and payable. If the amounts outstanding under any of our debt instruments are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to our debt holders.

Our primary business has a limited operating history on which investors may base an evaluation of our potential future performance.

We were incorporated in 2006. On May 30, 2014, we consummated the Merger, and as a result of this Merger, the Florida Corporation is a wholly owned subsidiary of Company. Our subsidiary opened its first entertainment facility in Jacksonville, Florida, in January 2011, its second facility in Pittsburgh, Pennsylvania, in November, 2012 and its third facility in Indianapolis, Indiana in December 2012. This limited operating history makes financial forecasting and evaluation of our business difficult. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by entities in the early stages of development. Such risks include, but are not limited to, an evolving business model, developing the business plan, developing the business infrastructure, identifying suitable future sites and the management of growth. Our future operating results depend on many factors, including demand for our products and services, our ability to generate operating revenues, the level of competition, and the ability of our management to manage our business, liquidity issues and growth. We must, among other things, operate premier restaurants, bowling facilities, comedy facilities, theaters, arcades, a sports bar and a variety of other entertainment related arenas under one roof on a profitable basis, respond to economic and market variables outside our control, respond to competitive developments and continue to attract, retain and motivate qualified employees. We are subject to risks and or levels of risk that are often greater than those encountered by companies with established operations and relationships. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations and financial condition.

We may be unable to implement our business and growth strategy.

Our business plan, growth strategy and ability to generate revenues and profits are dependent upon our ability to:

•	Develop, construct and build a multitude of premier restaurant entertainment centers across the country while operating existing facilities;
•	Establish, maintain, develop and expand our customer base;
•	Develop and establish the organization and systems to support our business;
•	Attract, retain and hire highly skilled management and consultants;
•	Develop, expand and maintain our brand awareness, product recognition and customer loyalty;
•	Protect the Company’s reputation and customer loyalty;
•	Maintain adequate financial and management systems;
•	Keep pace with financial and management systems and expenses in concert with our growth;
•	Adapt and/or modify our business model and strategy;
•	Obtain adequate financing on acceptable terms to fund our growth strategy; and
•	Negotiate agreements on terms that will permit us to generate adequate profit margins.

Our failure with respect to any or all of the factors above could impair our ability to successfully implement our business plan and growth strategy, which could have a material adverse effect on our results of operations and financial condition.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly in the future.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. These fluctuations may cause the market price of our common stock to decline. We base our planned operating expenses in part on expectations of future revenues, and our expenses are relatively fixed in the short term. If revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In future periods, our revenue and operating results may be below the expectation of analysts and investors, which may cause the market price of our common stock to decline. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed elsewhere in this section.

We may be unsuccessful in managing our growth, which could prevent us from becoming profitable.

We are planning for significant growth in the foreseeable future, although such growth may not be realized. If we are successful in developing our business plan, our anticipated future growth may place a significant strain on our managerial, financial, human and operational resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. Part of our business strategy may be to acquire assets that should complement our existing business. We are unable to predict whether or when any such acquisitions will be completed. If we proceed with any such transaction, we may not effectively integrate the acquired assets into our existing operations. We also may seek to finance any such acquisition by debt financings or issuances of equity securities, and such financing may not be available on acceptable terms, if at all.

Our success will depend, in part, on our ability to open new facilities and profitably operate the facilities we open.

Our ability to open facilities is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

• Find quality locations;

• Reach acceptable agreements regarding the lease or purchase of locations;

• Comply with applicable zoning, land use and environmental regulations;

• Raise, borrow or have available an adequate amount of capital for construction and opening costs or acquisition costs for the purchase of existing facilities;

• Hire, train and retain skilled management and other employees necessary to meet staffing needs in a timely manner;

• Obtain, for an acceptable cost, required permits and approvals;

• Successfully promote our new facilities and compete in the markets in which our new facilities are located;

• Efficiently manage the amount of time and money used to build and open each new facility;

• Address general economic conditions and conditions specific to the our industry; and

• Open additional facilities within anticipated time periods and budgets.

Typically, there will be a “ramp-up” period before newly opened facilities achieve their targeted level of performance, if in fact that level of performance is achieved. The “ramp-up” period could be longer than would normally be expected if there is a weak economic environment. The possible delay in achieving a targeted level of performance would be due to higher operating costs caused by start-up and other temporary inefficiencies associated with opening new facilities such as lack of market familiarity and acceptance when we enter new markets and unavailability of experienced staff.

We may not be able to attract enough guests to new facilities because potential guests may be unfamiliar with the facilities we open, or the atmosphere, venues or the menus of the facilities might not appeal to them. The facilities may even operate at a loss, which could have a significant adverse effect on our overall operating results. Our anticipated senior personnel levels, restaurant management systems, financial controls, information systems and other systems and procedures may be inadequate to support the expansion contemplated by our business plan. This could require us to incur substantial expenditures that could adversely affect our operating results.

Our expansion into new markets may present increased risks if we are unfamiliar with the area.

Some of our restaurant entertainment centers in the future may be located in areas where we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause our new restaurant entertainment centers to be less successful than restaurant entertainment centers in our then-existing markets. In addition, our advertising program may not be successful in generating brand awareness in all local markets, and the lack of market awareness of our brand can pose an additional risk in expanding into new markets. Restaurant entertainment centers opened in new markets may open at lower average weekly revenues than restaurant entertainment centers opened in then-existing markets, and may have higher operating expense ratios than restaurant entertainment centers in then-existing markets. Finally, sales at restaurant entertainment centers opened in new markets may take longer to reach average per-location revenues, if at all, thereby adversely affecting our overall profitability and results of operations.

Our current and future investments are and will be based on assumptions which may or may not materialize.

Our restaurant entertainment centers and real estate investments have been and will be developed based on certain assumptions, including projections of certain future events. Any and all of these assumptions may not materialize, in which case the performance of the investments could be seriously impacted and the projected value not realized. If such were to happen, we may not realize any profits from the projects in which we have invested. Furthermore, if the projects serve to divert valuable resources from our other restaurant entertainment centers, our business and overall results of operations may also be materially adversely affected.

We face competition in most of our markets, which could result in decreases in potential customers, revenues and profitability.

We face significant competition in all of the markets in which we operate and intend to operate in the future, and therefore, we are subject to the effects of actions by our competitors in these markets.  Our competitors could:

• Offer lower prices;

• Develop and offer better services and products;

• Launch special offerings;

• Expand, enhance and/or adapt menu selections more rapidly.

Furthermore, some of our competitors in certain potential markets have, and some potential competitors may enjoy, competitive advantages, including much greater brand name recognition, greater financial, technical, marketing and other resources, dominant position or significant market power, better strategic alliances, larger customer bases, and well-established relationships with current and potential customers.

In order to effectively compete, we believe that we will need to successfully market our facilities and services and to anticipate and respond to various competitive factors affecting the relevant markets, such as the introduction of new products and services by our competitors, pricing strategies adopted by our competitors and changes in consumer preferences and in general economic, political and social conditions.  If we are unable to effectively compete, it could result in price reductions, lower revenues, under-utilization of the services we anticipate providing, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may not be able to compete favorably in the highly competitive out-of-home and home-based entertainment and restaurant markets, which could have a material adverse effect on our business, results of operations or financial condition.

The out-of-home entertainment market is highly competitive. We compete for guests’ discretionary entertainment dollars with theme parks, as well as with providers of out-of-home entertainment, including localized attraction facilities such as movie theatres, sporting events, bowling alleys, nightclubs and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of locations, have been in business longer, have greater name recognition and are better established in the markets where our restaurant entertainment centers may be located. Those entities may be able to accept more risk than we can prudently manage. As a result, they may be able to invest greater resources than we can in attracting guests and succeed in attracting guests who would otherwise come to our restaurant entertainment centers.

The legalization of casino gambling in geographic areas near any current or future restaurant entertainment center would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition. We also face competition from local establishments that offer entertainment experiences similar to ours and restaurants that are highly competitive with respect to price, quality of service, location, ambience and type and quality of food. We will face competition for suitable and desirable lease spaces at acceptable prices from these companies. In addition, these competitors may also undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, outside contributors, strategic partners and advertisers. Finally, we also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to overcome these competitive forces could materially adversely affect our business, results of operations and financial condition, including our ability to expand our operations and offer new products and/or services. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect our business, results of operations and financial condition.

Our results of operations and revenues could be adversely affected by the inability to open facilities within anticipated time periods and budgets.

There are a number of factors which may impact the amount of time and money required for the development and construction of new facilities, including but not limited to, delays by the landlord, shortages of skilled labor, labor disputes, shortages of materials, delays with obtaining permits, local government regulations and weather interference. As a result, we may not be able to open facilities in a timely manner, which can result in increased costs and delays in generating revenues. In addition, our future growth is dependent on our ability to open facilities and, therefore, any delays may have a material adverse effect on our results of operations and financial condition.

Our investments are currently limited to restaurant entertainment centers and we presently anticipate that we will continue to invest in similar facilities in the future, which means that our investments lack diversification and we are exposed to higher risks than if our investments were more diversified.

We presently own three restaurant entertainment centers, located in Jacksonville, Florida; Pittsburgh, Pennsylvania; and Indianapolis, Indiana. New restaurant entertainment centers are currently planned for Brooklyn, New York; South Boston, Massachusetts; and Minneapolis, Minnesota. We are currently under construction for a new facility in Albany, New York. We are subject to the risks inherent in investing in one brand which may not be able to compete with the other brands in the areas where our restaurant entertainment centers are located. Our intended expansion of our operations may magnify any adverse effects from our lack of diversity. This lack of business diversification could cause you to lose all or some of your investment. It is possible that our restaurant entertainment centers can be a fad as opposed to a long term business opportunity and, therefore, any success we achieve in the near term may not be maintained over the long run.

If the volume of consumer traffic near the locations of our facilities declines, or is not what is anticipated, our business revenues will be adversely affected.

Our product sales and revenues are dependent in part on consumer spending and traffic in and around shopping centers, malls and other areas where our facilities currently are and may be located in the future. Our business is dependent on consumer discretionary spending. Consumer spending, which drives our revenues, is sensitive to economic conditions. Lack of consumer confidence that generally accompanies economic downturns typically means that retail shopping traffic and tourism will also decline. The consumer’s desire to spend discretionary dollars is linked to consumer confidence, job losses, home foreclosures, personal bankruptcies, investment losses, and reduced access to credit, all of which tend to translate into lower consumer traffic at our facilities. Although we seek to open facilities in geographic locations that have shown to be consistent and reliable high traffic areas to date, our management has no control over retail traffic or any economic downturn. Should consumer traffic fail to meet our expectations, or decline based on economic conditions or other consumer trends outside of management’s control, our sales and revenues will be adversely affected.

Furthermore, if we experience an economic downturn in the future, in cases where we lease the property where our restaurant entertainment center is located, landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay any required construction contributions or satisfy other lease covenants to us. In addition, other tenants at shopping centers in which we may be located or execute leases may fail to open or may cease operations. Decreases in total tenant occupancy in shopping centers in which our restaurant entertainment centers may be located may affect foot traffic at our locations. All of these factors could have a material adverse impact on our results of operations.

Our Company may be exposed to litigation risks from time to time that can have significant adverse effects upon our financial and operating condition which could have a material adverse effect on our ability to continue as a going concern.

In the ordinary course of conducting its business, the Company is exposed to litigation risks from time to time that can have significant adverse effects upon our financial and operating condition, which in turn could have a material adverse effect on our ability to continue as a going concern. At any given time there may be numerous civil actions initiated against the Company and/or its subsidiaries. With respect to most of these actions, the parties are either engaged in settlement discussions or have already executed a settlement agreement. The Company will continue to vigorously defend any such litigation. If the parties do not succeed in settling this matter, then the Company is intent on defending the action. Nevertheless, if one or more of the pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to the Company and/or its subsidiary’s interests, or if a settlement of any lawsuit requires the Company to pay a significant amount, the result could have an adverse impact on the Company’s overall financial statements.

On December 12, 2012, The Estate of Jerome H. Denner commenced an action entitled Larry Grossinger, Personal Representative of the Estate of Jerome H. Denner v. The Brownstone Group, LLC and Latitude 30 Group, LLC in Duval County Circuit Court, Florida. The lawsuit alleges that Brownstone and our subsidiary, Latitude 30 Group, LLC (“Latitude 30”), on June 25, 2010, executed a promissory note in the principal amount of $879,807.54 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807 plus interest and attorneys’ fees. Latitude 30 intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. The SEC has brought a lawsuit against the parties responsible for the conversion of escrow funds for similar allegations, and we expect to receive a restitution check in the amount of approximately $155,000 in the next 90 days from the SEC, which would partially offset the amount of this claim. Latitude 30 has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30, and Latitude 30 asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. In March 2015, the Court granted the plaintiff’s motion for summary judgment in this matter. We have filed a motion for reconsideration and, if such motion is not granted, intend to appeal the summary judgment decision. There can be no assurance given that Latitude 30 will prevail in this litigation and in the event that Brownstone and Latitude 30 are ultimately found liable in such litigation it would have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 will be able to look to Brownstone to contribute a pro rata amount to the payment of any judgment.

Additionally, on October 10, 2014 a complaint was filed by Craig Phillips, a former employee seeking $150,000 in severance and 2,412,574 shares of stock.  The Company denies that any sums are due to Mr. Phillips as a result of his voluntary termination of his employment. The Company intends to vigorously defend this action.  On November 6, 2014 the Company filed a counterclaim against Mr. Phillips arising from his employment with the Company for breach of his employment agreement, declaratory relief, breach of fiduciary duty, defamation, breach of confidentiality agreement, and other claims. Latitude’s position is that are no outstanding paychecks from the company, and no stock is due under the terms of the restrictive stock agreement. There are presently no claims from the Department of Labor against Latitude.

Further, on October 17, 2014 the Company received a demand for arbitration from Summit Trading Ltd. (“Summit”) arising from a consulting agreement between the Company and Summit.  Summit is seeking 3,344,988 shares of Common Stock of the Company.  The Company denies that any sum is due to Summit and will vigorously defend the action.

See “Legal Proceedings” for more detailed information about the above referenced litigation matters.

Economic events may adversely impact our business and results of operations.

The entertainment industry is affected by macroeconomic factors, including changes in international, national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets and the related reduction in consumer confidence in the economy, negatively affected guest traffic and results of operations throughout large segments of our industry and are expected to continue to do so until economic conditions improve further. Continued weakness in or a further worsening of the economy could be harmful to our financial position and results of operations and could result in non-cash impairment or other charges and cause us to reduce the number and frequency of new restaurant entertainment center openings.

Many parts of the world including the United States have recently undergone an economic downturn, and opinions differ as to the extent a recovery has occurred or is occurring. The ongoing impacts of the housing crisis, continued unemployment, financial market weakness, lower consumer confidence, increases in tax rates, terrorist attacks and the United States’ participation in military actions may exacerbate current economic conditions. As the economy has struggled, our guests may have become more apprehensive about the economy and/or related factors, and they may have reduced their level of discretionary spending. A continued decrease in spending due to lower consumer discretionary income or consumer confidence in the economy could impact the frequency with which our guests choose to dine out, spend an evening in or multi-faceted entertainment venues or the amount they spend while out, thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current economic conditions persist for a long period of time and become more pervasive, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently and cutting back on family entertainment on a more permanent basis.

Continued expansion by our competitors could prevent us from realizing anticipated benefits from our anticipated growth.

A key element of our strategy is the opening of new restaurant entertainment center locations. If we overestimate demand for our restaurant entertainment centers or underestimate the popularity of our competitors’ facilities, we may be unable to realize anticipated revenues. Similarly, if one or more of our competitors open new restaurant entertainment centers or similar venues in any of our markets, revenues may be lower than we expect. Any unanticipated slowdown in demand in any of our restaurant entertainment center locations due to industry growth or other factors could reduce our revenues and potential profitability, and thereby negatively impact our business and results of operations.

Litigation and government regulation concerning food quality, health and other issues could impact our results of operations or require us to incur additional liabilities or cause guests to avoid our facilities.

Our business is subject to extensive federal, state, local and foreign government regulation, including regulations related to the preparation and sale of food, the sale of alcoholic beverages, the sale and use of tobacco, zoning and building codes, land use and employee, health, sanitation and safety matters. We may incur expenses as a result of our compliance with such laws and regulations. Compliance may also increase our exposure to litigation or governmental investigations or proceedings.

In the event legal or governmental proceedings are brought by or on behalf of our employees or guests, our results of operations and liquidity may be adversely affected. For example, guests of any restaurant entertainment centers we may own may file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our facilities. Slip and fall cases, personal injury cases, discrimination and other legal claims have become commonplace, whether deserved or undeserved. We also may be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims and claims alleging violations of federal, state or local laws and ordinances regarding workplace and employment, discrimination and similar matters. In addition, we could become subject to class action lawsuits related to these matters in the future. Regardless of the validity of these claims or whether we would in fact be liable, claims may be expensive to defend and may divert time and money away from our operations, hurt our performance and decrease the cash available for other uses. A judgment significantly in excess of any insurance coverage we may have for such claims would materially adversely affect our financial condition, results of operations and liquidity. Adverse publicity resulting from these claims may negatively impact sales at our locations.

Higher operating costs, including increases in supply prices and employee salaries, wages and benefits will adversely affect our operating results if we cannot increase prices to cover them.

If compensation or benefits to our employees or prices for items and services sold within our locations or other supplies are higher than what we budget for, our operating costs will increase. In addition, to the extent that governmental regulations impose material additional obligations on our suppliers, including, without limitation, regulations relating to the inspection or preparation of meat, food and other products used in our business, product availability could be limited and the prices that our suppliers charge us could increase. If we are unable or unwilling to increase prices or take other actions to offset these increased operating costs, our operating results will suffer.

Many factors affect the prices that we pay for the various items that we use to operate our facilities, including seasonal fluctuations, longer term cycles and other fluctuations in markets, changes in weather or demand and inflation. Factors that may affect the salaries and benefits that we pay to our employees include local unemployment rates and changes in minimum wage and employee benefits laws. Other factors that could cause our operating costs to increase include fuel prices, cost of gas and electricity, occupancy and related costs, maintenance expenditures and increases in other day-to-day expenses. Additionally, health insurance costs in general have risen significantly over the past few years and are expected to continue to increase in 2014. These increases, as well the Affordable Care Act’s requirements for employers to provide health insurance to employees, could have a negative impact on our profitability if we are not able to offset the effect of such increases with plan modifications and cost control measures, or by continuing to improve our operating efficiencies.

Our operating results may fluctuate significantly due to the seasonality of our business and other factors and these fluctuations make it more difficult for us to predict accurately and address in a timely manner, factors that may have a negative impact on our business.

Our business is subject to seasonal fluctuations that may vary greatly depending upon the region in which a particular restaurant entertainment center is located. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year.

Furthermore, our results of operations are affected by a variety of factors, including:

•	The timing of new restaurant entertainment center openings and the cost of opening new locations;
•	Changes in consumer preferences;
•	Seasonality of the industry;
•	Quality of the entertainment experience in each of our locations;
•	General economic conditions;
•	Severe weather conditions; and
•	Actions by our competitors.

We depend upon frequent deliveries of food, beverages and other supplies, which subjects us to possible risks of shortages, interruptions and price fluctuations.

Our ability to maintain consistent quality throughout our locations depends in part upon our ability to acquire fresh food products, beverages and related items from reliable sources in accordance with our specifications and in sufficient quantities. We generally have relatively short-term contracts with a limited number of suppliers for the distribution of most supplies for our facilities. Our dependence on a small number of suppliers subjects us to the possible risks of shortages, interruptions and price fluctuations. If any of these suppliers do not perform adequately or otherwise fail to distribute products or supplies to our facilities, we may be unable to replace the suppliers in a short period of time on acceptable terms. Our inability to quickly replace a supplier in a short period of time on acceptable terms could increase our costs and could cause shortages at our restaurants of food, beverages and other items that may cause us to remove certain items from our restaurant entertainment center or temporarily close a location. If we temporarily close a location or remove popular items from the location’s menu, that location may experience a significant reduction in revenue during the time affected by the shortage and thereafter, our guests may change their spending habits as a result. We have no plans to engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies, which we expect to purchase at prevailing market or contracted prices.

We could face labor shortages or unionization that could slow our growth and adversely impact our ability to operate our restaurants.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees necessary to meet the needs of our facilities and keep pace with our anticipated expansion schedule. A sufficient number of qualified individuals of the requisite caliber to fill these positions may be in short supply in some areas. Any future inability to recruit and retain qualified individuals may cause customers in our current facilities to be dissatisfied with our service and delay openings of new facilities. Any such delays, any material increases in employee turnover rates or any widespread employee or customer dissatisfaction could have a material adverse effect on our business and results of operations. Additionally, competition for qualified employees could require us to pay higher wages, which could result in higher labor costs, which could have a material adverse effect on our results of operations.

Finally, although none of our employees are currently represented by a labor union, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining, and/or there may be strikes or other work disruptions that may adversely affect our business, prospects, financial condition and results of operations. The mere fact that our labor force could be unionized may harm our reputation in the eyes of some investors and thereby negatively affect our stock price.

We rely on computer systems and information technology which may suffer a cyber-security breach.

We rely on computer systems and information technology to conduct our business. A material failure or interruption of service or a breach in security of our computer systems could cause reduced efficiency in operations, loss or misappropriation of data or business interruptions, or could impact delivery of food to restaurants or financial functions such as vendor payment or employee payroll. We have business continuity plans that attempt to anticipate and mitigate such failures, but it is possible that significant capital investment could be required to rectify these problems, or more likely that cash flows could be impacted, in the shorter term. A security breach involving our point of sale, personnel, franchise operations reporting or other systems could result in disclosure or theft of confidential customer or employee or other proprietary data, and potentially cause loss of consumer confidence or potential costs, fines and litigation, including costs associated with consumer fraud or privacy breach. These risks may be magnified by the increased use of mobile communications and other new technologies, and are subject to increased and changing regulation. The costs of compliance, including increased investment in technology or personnel in order to protect valuable business or consumer information, may negatively impact our margins.

We may experience uninsured losses.

Although we intend to maintain customary and appropriate insurance in connection with our restaurant entertainment centers, we cannot provide assurances that insurance will be available or adequate to cover all perils to which the restaurant entertainment centers might be subjected. Any losses the restaurant entertainment centers incur that are not adequately covered by insurance will consequently increase our capital needs. There are certain types of losses, generally of a catastrophic nature, which may be uninsurable, or with respect to which insurance might not be economically justified. Such risks include war and natural disasters, including earthquakes. Should such a disaster occur, we could suffer a complete loss of our investment in the restaurant entertainment center. Furthermore, certain standard exclusions from coverage and deductible limits may be contained in the policies of insurance which have been or will be procured by us. Should such uninsured losses occur, or if losses exceed policy limits, such losses could have a material adverse effect on our business, results of operations and ability to continue as a going concern.

 Long-term climate change could adversely impact our business.

It has become accepted in the scientific community that the adverse impacts from long-term climate change may be significant. These impacts are likely to be felt more severely in coastal areas, such as Jacksonville, Brooklyn, and South Boston. Physical impacts of climate change may include:

•	Increased storm intensity and severity of weather (e.g., floods or hurricanes);
•	Sea level rise;
•	Changes in availability, quantity, and quality of water or other natural resources; and
•	Extreme temperatures.

Risks may include property damage and disruptions to operations, indirect financial and impacts from disruptions to operations due to severe weather, such as hurricanes or floods, increased insurance claims and increased insurance premiums and deductibles, or a decrease in the availability of coverage; changes in the availability or quality of water or other natural resources on which the Company’s business depends, and damage to restaurant entertainment center facilities or decreased efficiency of equipment. The impacts may be felt both directly to individual restaurant entertainment centers and indirectly due to regional or national economic impacts resulting from the conditions and events cited above. Any of these impacts could have a negative effect on the financial condition of the Company.

We will be exposed to risks inherent in real estate transactions and the construction and development of properties.

Although we do not presently own any real estate, we may purchase the property underlying certain of our restaurant entertainment centers we may establish in the future. Investments in real estate transactions, including development projects, may be affected by certain risks generally incidental to the ownership of real property which are beyond our control. Real estate development is an enterprise with inherent risks. As such, our projects may be affected by factors beyond the Company’s control. These factors include but are not limited to, the following:

•	Real estate market conditions in the cities where we plan to undertake projects, including Brooklyn, South Boston and Minneapolis and in Albany where we have started construction;
•	Identification and availability of suitable and economically viable locations;
•	Competition with other businesses for desirable development sites, construction contractors and other resources;
•	Availability of financing at acceptable rates and terms;
•	General economic conditions;
•	Adverse market conditions;
•	Changes in governmental regulations or requirements;
•	Fluctuations in interest rates;
•	Real estate tax rates and changes in local government fees;
•	Increasing construction costs;
•	Changing demographic conditions;
•	The possible deterioration of the area where the project is situated;
•	Adverse weather conditions;
•	Any acts outside the control of the Company, including terrorism, acts of God and natural disasters; and
•	Environmental issues related to any property.

Each new project will also be subject to the risks associated with construction which include, in addition to the factors above, the following:

•	Need to obtain all required governmental permits (including zoning approvals and liquor licenses) on a timely basis;
•	Construction delays;
•	Filing of liens on the property;
•	Availability of necessary contractors and subcontractors and the risks associated with any bankruptcy of such contractors and subcontractors;
•	Cost overruns;
•	Ability to manage union activities;
•	Availability and cost of land, materials and labor;
•	Market changes during construction;
•	Bankruptcy of contractors and subcontractors, the filing of liens on the property; and
•	The occurrence of fire or other casualty during the construction phase.

A negative development caused by any of the factors listed above or other factors could have a material adverse effect on the Company’s economic performance.

Increased development costs beyond our control could adversely affect our profitability.

Changes in development plans and specifications for one or more new projects, delays due to compliance with governmental requirements or imposition of fees not yet levied, or other delays resulting from adverse weather, terrorist actions, strikes or energy shortages, shortages of material for construction, inflation, environmental, zoning, title or other legal matters, as well as other unknown contingencies could cause development costs with respect to one or more projects to greatly exceed the amounts budgeted. In the event that costs exceed funds available, our ability to complete the development of any particular restaurant entertainment center project will depend upon our ability to supply additional funds. We cannot assure you that we will have adequate funds available for that purpose. In addition, increased development and construction costs can adversely affect the overall financial performance of the particular restaurant entertainment center, resulting in decreased revenues from overall operations.

We are required to obtain numerous permits and approvals which can cause delays and increase costs.

In addition to environmental regulation, the real estate development industry is subject to substantial, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In developing a new restaurant entertainment center project, we must obtain the approval of numerous government agencies regarding such matters as permitted land uses and the installation of utility services (such as water, sewer, gas, electric, telephone and cable television). Regulations affect construction by specifying, among other things, the type and quality of building materials that must be used, certain aspects of land use and building design and the manner in which developers may conduct their operations. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals, or modifications of approvals previously obtained.

Approvals are generally required from governmental agencies such as local zoning boards and planning boards, water and utility authorities and sometimes county, regional/state and/or federal governmental authorities. If such approvals cannot be obtained, the intended project must be abandoned or modified so that such approvals can be obtained. Such modifications may be costly and may involve significant time delays. Although the Company will endeavor to minimize the risks associated with development approvals for new sites, there can be no assurance that the Company will be successful in fully mitigating the exposure to all risks.

The activities of third-party contractors could subject us to liability

On any new restaurant entertainment center project, we may enter into development and/or construction services contracts with third-parties to provide project development, construction, marketing and other services. We do not supervise the personnel of these third parties on a day-to-day basis and we cannot assure you that they will develop or construct the project or otherwise perform their services in a manner that is consistent with their obligations under their agreements, that they will not be negligent in their performance or engage in other criminal or fraudulent activity, or that these third parties will not otherwise default on their obligations to us. If any of the foregoing occurs, we could incur liabilities resulting from such third-parties’ failure to perform or improper actions, including, for example for loss or injury to the project or to persons at the project. We have no assurance that any indemnification provided to us in our agreements with these third parties, if available, will be adequate. In addition, our relationships with our investors and lenders could be damaged and we may incur liability as a result of legal infractions, even though not caused by us. If our development, construction or marketing efforts are hindered, or if we become subject to significant liabilities as a result of third-party performance issues, our operating results and financial condition could be substantially harmed.

We may become liable for unforeseen environmental obligations.

In the event we purchase any underlying real estate for our restaurant entertainment center locations, under applicable environmental laws, we may be fully liable for costs involved in cleaning up any contamination caused by hazardous materials located on or underneath the real property. Even though we may be entitled to indemnification from the person or entity who caused the contamination, there is no assurance that the responsible person or entity would be able to indemnify us to the full extent of our liability. Furthermore, we would still incur operating, administrative and court expenses associated with this process for which we may not be entitled to indemnification.

Local economic downturn and regional and national economic softness could materially and adversely affect the economic performance of our investments.

The economic performance and value of any real estate assets we may own in the future will be subject to all of the risks associated with owning and operating real estate, including risks related to adverse changes in national, regional and local economic and market conditions. In the future there may be periods of relatively weak economic performance that could adversely affect our investments either during the improvement process or at the time of sale, or both. Softness in the regional and national economy could materially and adversely impact our investments which could in turn affect the potential profitability of our investments, thereby affecting our results of operations and thereby reducing the value of an investment in our securities.

Our business is susceptible to adverse weather conditions and natural disasters.

Adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, droughts, floods and fires can have a significant adverse effect on our operations in existing restaurant entertainment centers as well as on our ability to successfully develop new projects. These adverse weather conditions and natural disasters can cause delays and increased costs of construction. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses resulting from adverse weather or natural disasters, our business and results of operations will be adversely affected. In addition, damage to restaurant entertainment centers caused by adverse weather or a natural disaster will reduce revenues from these restaurant entertainment centers and may cause our insurance costs to increase.

We may not be able to renew real property leases on favorable terms, or at all, which may require us to close a facility or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition.

We currently lease the properties where our existing restaurant entertainment centers in Jacksonville, Florida, Pittsburgh Pennsylvania, and Indianapolis, Indiana are located. We are currently under construction for a new facility in Albany, NY. It is anticipated that the planned premier restaurant entertainment center locations in Minneapolis, South Boston, and Brooklyn also will be subject to leases. The leases typically provide for a base rent plus additional rent based on a percentage of the revenue generated by the facilities on the leased premises once certain thresholds are met. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the facilities at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such restaurant entertainment center locations to remain profitable as their terms expire, the number of such locations may decrease, resulting in lower revenue from operations, or we may relocate a restaurant entertainment center, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our leases account for a significant portion of our ongoing operating expenses. Our substantial lease obligations could have significant negative consequences, including:

•	Increasing our vulnerability to general adverse economic and industry conditions;
•	Limiting our ability to obtain additional financing;
•	Requiring a substantial portion of our available cash to be applied to pay our rental obligations, thus reducing cash available for other purposes;
•	Limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and
•	Placing us at a disadvantage with respect to our competitors.

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our lease obligations, grow our business, respond to competitive challenges or fund our other liquidity and capital needs, which would have a material adverse effect on us.

Our future success and profitability depends on the continued services of members of our management and our ability to hire additional skilled personnel, as necessary.

Our future success depends in part upon the continued service of Brent Brown or Greg Garson, the Company’s Chief Executive Officer and President, respectively, and certain other key personnel, including managers of our local operations. The loss of Messrs. Brown or Garson, or one or more of our key personnel, could materially adversely affect our business, results of operations and financial condition. We cannot assure you that we will be able to retain their services or any of our key employees. If we had to replace Messrs. Brown or Garson or any of our key employees, we would not be able to replace the significant amount of knowledge that such personnel have about our operations. In addition, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of working capital. We do carry key man insurance on Mr. Brown. Our future success also depends on our continuing ability to attract, hire, efficiently train, and retain skilled marketing personnel, along with qualified technical and managerial personnel. Should we fail in any of these endeavors, our potential to generate revenues will be negatively affected.

Various potential conflicts of interest may exist as a result of the relationship between Messrs. Brown and Garson, their affiliates and the Company.

Various actual or potential conflicts of interest may exist among our officers and directors and their associates or affiliates, on the one hand, and the Company, on the other hand. Messrs. Brown and Garson, the Company’s Chief Executive Officer and President, collectively control the Company through their respective beneficial ownership of Common Stock, and therefore they and certain of their affiliates may have interests which conflict with ours. Messrs. Brown and Garson will devote only such time and efforts to our business as they determine are necessary, in their sole discretion. Furthermore, Messrs. Brown and Garson and their affiliates may engage in a wide variety of activities, some of which may be carried out on our behalf for which they will receive compensation and some of which will be carried out on behalf of other entities. Messrs. Brown and Garson and their affiliates may also make investments in restaurant entertainment centers, premier restaurants or real estate for their own accounts, in each case without any obligation to offer investment opportunities to, or share income derived from these investments, with us; provided however, the employment agreements for each of Messrs. Brown and Garson prohibit certain other business activity that would interfere with their obligations to the Company. Therefore, a conflict may exist between Messrs. Brown and Garson and their affiliate’s individual financial interests and those of the Company and its shareholders. Similar arrangements may exist with respect to other officers or directors of the Company. We have not established any formal procedure to resolve conflicts of interest. Consequently, investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably.

Risks Related to Our Common Stock

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 31, 2014, our officers and directors (and affiliated entities) beneficially owned, in the aggregate, over 24% of our outstanding common stock. As a result, these persons and entities have the ability to exercise a significant amount of control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a “smaller reporting company,” will require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or Stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We may issue additional shares of our common stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might have an adverse effect on the market price of our common stock.

Outstanding warrants to purchase an aggregate of 33,247,422 shares of common stock are currently exercisable. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market.

Our common stock is subject to “penny stock” rules which may limit a shareholder’s ability to buy and sell our stock.

Our common stock is currently a penny stock. The SEC rules generally define a penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

In addition to the penny stock rules promulgated by the SEC, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit your ability to buy and sell our securities.

Our Articles of Incorporation, as amended, grant our Board the power to designate and issue preferred stock and additional shares of Common Stock.

We have authorized a certain number of shares of blank check preferred stock.  The Board, without any action by our shareholders, subject to any limitations prescribed by law, has the authority to issue preferred stock in one or more series and to fix the powers, preferences and rights of each series without shareholder approval. Rights attached to the preferred shares will have rights and preferences senior to the rights and preferences of the Common Stock, which could adversely affect their value. Also, any issuances of shares of preferred stock may dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

The Board, without any action by our shareholders, may issue additional shares of Common Stock as the Board deems appropriate, subject to any restrictions in the Articles of Incorporation. Unless there is protection from dilution for certain shares of capital stock, any issuances of additional capital stock will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Provisions in our charter documents or Nevada law might discourage, delay or prevent a change of control of the Company, which could negatively affect your investment.

Our Articles of Incorporation, as amended, and By-laws contain provisions that could discourage, delay, or prevent a change of control of the Company or changes in our management that our shareholders may deem advantageous. These provisions include:

•	Authorizing the issuance of preferred stock that can be created and issued by our Board without prior shareholder approval, commonly referred to as “blank check” preferred stock, with rights pari passu to those of the Series A Preferred Stock;
•	Limiting the persons who can call special shareholder meetings;
•	The lack of cumulative voting in the election of directors; and
•	Filling vacancies on our Board by action of a majority of the directors and not by the shareholders.

These and other provisions in our organizational documents could allow our Board to affect your rights as a shareholder in a number of ways, including making it more difficult for shareholders to replace members of the Board particularly since each member serves for a one-year term. Because the Board is responsible for appointing members of our management team, these provisions could in turn affect any attempt to replace the current management team. These provisions could also limit the price that investors would be willing to pay in the future for our securities.

We have not paid cash dividends to our shareholders and currently have no plans to pay future cash dividends.

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. In addition, our credit facility restricts our ability to pay dividends. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our securities nor an appreciation in value.

Item 1 B.  Unresolved Staff Comments

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.     Properties

As of April 8, 2015 we lease the buildings for all of our stores. The following table sets forth the number of stores and their locations along with the new stores we have leased and under construction.

All of our stores are leased. The contracted lease terms, including renewal options, generally range from 10 to 25 years. Our leases typically provide for a minimum annual rent plus contingent rent to be determined as a percentage of the applicable store’s annual gross revenues. Generally, leases are “net leases” that require us to pay our pro rata share of taxes, insurance and maintenance costs.

Additionally, as of April 8, 2015, we have signed 3 new lease agreements for new store locations that are presently under construction. The following table sets forth the number of operating STORE LOCATIONS and those STORES UNDER CONSTRUCTION.

STORE LOCATION	SQUARE FOOTAGE

Jacksonville, FL	45,493

Pittsburgh, PA	59,000

Indianapolis, IN	67,000

STORES UNDER CONSTRUCTION	SQUARE FOOTAGE

Albany, NY	50,205

Kingston, MA	36,117

Minneapolis, MN	43,808

The Company’s headquarters are located in Jacksonville, Florida. The Company subleases approximately 10,000 square feet of office space from a related party, The Brownstone Group, LLC, (“Brownstone”) as part of a management agreement between the Company and Brownstone expiring in September 30, 2015. The Company also has an office located in New York, New York. The Company leases approximately 1,000 square feet of office space under a lease with a one year term expiring on September 30, 2015.

Item 3.     Legal Proceedings

In the ordinary course of conducting its business, we are exposed to litigation risks from time to time that can have significant adverse effects upon our financial and operating condition, which in turn could have a material adverse effect on our ability to continue as a going concern. Currently, we are subject to the following legal proceedings.

On April 11, 2014, N. Robert Elson, Trustee of the N. Robert Elson Trust of 1996 (the “Trust”), commenced an action entitled N. Robert Elson Trust, N. Robert Elson Trustee v. Latitude 360, Inc. in Duval County Circuit Court, Florida. The lawsuit alleged that Latitude 360, Inc. defaulted in its payment obligations under a promissory note issued by the plaintiff, and sought monetary damages in the amount of approximately $400,000 (including interest and attorneys’ fees). We had asserted that we have provided consideration in excess of the amounts owed through the issuance of common stock and warrants. In October 2014, we settled this lawsuit, by agreeing to pay the Trust a total of $413,795, in equal monthly installments of $50,000 each commencing on November 1, 2014, with a final payment of $13,795 due on July 1, 2015. If we consummate an equity financing of at least $6 million prior to the date on which we have paid the settlement amount in full, the entire remaining unpaid settlement amount will become due and payable.

On December 12, 2012, The Estate of Jerome H. Denner commenced an action entitled Larry Grossinger, Personal Representative of the Estate of Jerome H. Denner v. The Brownstone Group, LLC and Latitude 30 Group, LLC in Duval County Circuit Court, Florida. The lawsuit alleges that Brownstone and our subsidiary, Latitude 30 Group, LLC (“Latitude 30”), on June 25, 2010, executed a promissory note in the principal amount of $879,807.54 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807 plus interest and attorneys’ fees. Latitude 30 intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. The SEC has brought a lawsuit against the parties responsible for the conversion of escrow funds for similar allegations, and we expect to receive a restitution check in the amount of approximately $155,000 in the next 90 days from the SEC, which would partially offset the amount of this claim. Latitude 30 has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30, and Latitude 30 asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. In March 2015, the Court granted the plaintiff’s motion for summary judgment in this matter. We have filed a motion for reconsideration and, if such motion is not granted, intend to appeal the summary judgment decision. There can be no assurance given that Latitude 30 will prevail in this litigation and in the event that Brownstone and Latitude 30 are ultimately found liable in such litigation it would have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 will be able to look to Brownstone to contribute a pro rata amount to the payment of any judgment.

On October 10, 2014 a complaint was filed by Craig Phillips, a former employee seeking $150,000 in severance and 2,412,574 shares of stock.  The Company denies that any sums are due to Mr. Phillips as a result of his voluntary termination of his employment. The Company intends to vigorously defend this action.  On November 6, 2014 the Company filed a counterclaim against Mr. Phillips arising from his employment with the Company for breach of his employment agreement, declaratory relief, breach of fiduciary duty, defamation, breach of confidentiality agreement, and other claims. Latitude’s position is that are no outstanding paychecks from the company, and no stock is due under the terms of the restrictive stock agreement. There are presently no claims from the Department of Labor against Latitude.

On October 17, 2014, we received a demand for arbitration from Summit Trading Ltd. (“Summit”) arising from a consulting agreement between the Company and Summit.  Summit is seeking 3,344,988 shares of our common stock of the Company. We do not believe that any sum is due to Summit and intend to vigorously defend the action.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Since June 18, 2014, our common stock has been quoted on the OTC bulletin board under the symbol “LATX.” Prior to that date, our common stock was quoted on the OTC bulletin board under the symbol “KGKO.”

The following table sets forth the high and low bid prices of our common stock as quoted on the OTCBB for the periods indicated.

Quarter Ended	High	Low	Symbol
12/31/14	$1.61	$1.08	LATX
09/30/14	$2.50	$1.55	LATX
06/30/14	$3.00	$2.80	LATX
03/31/14	$1.00	$1.00	KGKO
12/31/13	$1.00	$1.00	KGKO
09/30/13	$4.00	$0.12	KGKO
06/30/13	$0.12	$0.12	KGKO
03/30/13	$0.12	$0.12	KGKO

As of March 26, 2015, there were 618 holders of record of our common stock.

Dividends

To date, we have not paid any dividends on our common stock. The payment of any future cash dividend will be dependent upon revenue and earnings, if any, capital requirements and general financial condition. As a holding company without any direct operations, our ability to pay cash dividends may be limited to availability of cash provided to us by our operating subsidiaries through a distribution, loan or other transaction, and will be within the discretion of our Board of directors. The terms of our indebtedness may also limit our ability to pay dividends. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

None, other than as previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during 2014.

Item 6.   Selected Financial Data

Reconciliations of Non-GAAP Financial Measures - Store level EBITDA Margin

The following table reconciles Net Loss to Store Level EBITDA for years ended 12/31/14 and 12/31/13

	Kingdom Koncrete, Inc.	Latitude 360, Inc.	Consolidated 2014	Consolidated 2013
Net Loss	$(10,033)	$(50,092,346)	$(50,102,379)	$(64,695,700)
Franchise Fee	$-	$(187,215)	$(187,215)	$-
Interest expense, net	$46	$15,130,207	$15,130,253	$46,073,871
Loss on Fixed Assets Sold	$-	$1,741	$1,741	$3,280
Change in fair value of derivative liability	$-	$9,944,992	$9,944,992	$-
Depreciation and Amortization	$2,320	$4,218,464	$4,220,784	$4,264,771
Selling, General and Administrative expenses	$13,577	$9,185,149	$9,198,726	$7,990,309
Occupancy and related costs	$1,306	$986,427	$987,733	$1,020,728
Rent	$9,200	$854,263	$863,463	$934,292
Loss on Modification of Debt	$-	$2,128,692	$2,128,692	$1,091,190
Legal and Professional Fees	$-	$4,385,179	$4,385,179	$1,343,860
Stock Based Compensation	$-	$7,216,528	$7,216,528	$4,009,593
Loss From Discontinued Operations	$-	$281,486	$281,486	$2,989,770
Store Level EBITDA - Non GAAP	$16,416	$4,053,567	$4,069,983	$5,025,963

Store Level EBITDA Margin - Non GAAP	19.0%	22.9%	22.9%	27.3%

Food and beverage revenues	$-	$11,190,617	$11,190,617	$12,020,256
Amusement, entertainment and other revenues	$86,580	$6,628,277	$6,714,857	$6,409,644
Net Revenues	$86,580	$17,818,894	$17,905,474	$18,429,900
Less: Cost of Food and Beverage	$(43,947)	$(3,301,236)	$(3,345,183)	$(3,608,452)
Less: Cost of Amusement, entertainment and other revenues	$-	$(216,229)	$(216,229)	$(324,673)
Less: Operating Payroll and Benefits	$(23,533)	$(7,105,183)	$(7,128,716)	$(6,672,399)
Less: Other operating expenses	$(2,684)	$(3,142,679)	$(3,145,363)	$(2,798,413)
Store Level EBITDA - Non GAAP	$16,416	$4,053,567	$4,069,983	$5,025,963

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

 Nature of Activities, History and Organization:

Latitude 360 (“L360” or the Company), is an independent, full-service entertainment company whose predecessor entity was founded in 2009 to plan, develop, construct and operate state-of-the-art, 40,000 to 70,000 square foot premier entertainment venues while targeting “A” location commercial properties at distressed prices. Each L360 location fuses an exceptional food & beverage experience with multiple entertainment options in an upscale and contemporary designed venue. Entertainment options include; a dine-in luxury movie screening room (Cinegrille), a dine-in live performance theater with a full-size stage (Latitude LIVE), luxury bowling lanes (bowling/full food service to lanes), a sports theater, a main bar with small stage/dance floor (Axis bar), the latest offering in hi-tech electronic video games, and an upscale Nuevo-American casual dining restaurant and sports bar. As of December 31, 2014, the Company had three operational entertainment venues and three under construction and scheduled to open during 2015. The Company also has a “Go and Carry “concrete business as a separate operating subsidiary.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger the Company issued (or reserved for issuance) an aggregate of 154,735,504 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 Florida immediately prior to the effective time as consideration for the acquisition. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock. Except for certain convertible securities of L360 Florida which did not convert into shares of the Company’s common stock in connection with the Merger (the “L360 Non-Converting Securities”), each outstanding share of preferred stock of L360 Florida, each warrant to purchase L360 Florida common stock, and any other security of L360 Florida exchangeable for or convertible into shares of L360 common stock (the “L360 Convertible Securities”) was exchanged or converted into shares of L360 Florida common stock immediately prior to the consummation of the Merger, such that the shares of L360 common stock issued upon conversion, along with the shares of the Company’s common stock underlying the L360 Non-Converting Securities, represented the right to receive a portion of the Merger Shares. Each L360 Non-Converting Security outstanding at the effective time of the Merger was automatically converted into a like convertible security, or the right to receive a like convertible security, to acquire a portion of the Merger Shares, at an exercise price per share appropriately adjusted so that the aggregate exercise price is the same as it was prior to the effective time of the Merger. The company changed its name to Latitude 360 Inc. on January 28, 2014.

Corporate History

L360 is a holding company and is the parent company of three wholly-owned limited liability companies organized in the State of Florida: Latitude 360 Jacksonville, LLC (“Jax”), Latitude 360 Indianapolis, LLC (“Indy”) and Latitude 360 Pittsburgh, LLC (“Pitt”), (collectively, the “LG Subsidiaries”). The predecessor of the Company, Latitude Global Inc. was incorporated in the State of Florida on June 21, 2010. L360 is also the parent of Kingdom Koncrete, Inc. (“Kingdom Koncrete”), the company’s “Go and Carry” concrete business.

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

Results of Operation: The following table sets forth selected data for Kingdom Koncrete, Inc. and Latitude 360, Inc. (for 2014) and Latitude 360, Inc for 2013. All information is derived from the accompanying consolidated statements of comprehensive income (loss).

Net Revenues	Kingdom Koncrete, Inc	Latitude 360		Consolidated 2014		Consolidated 2013
Food and Beverage Net Revenues	$-	$11,190,617	62.8%	$11,190,617	62.5%	$12,020,256	65.2%
Amusement, entertainment and other net revenues	$86,580	$6,628,277	37.2%	$6,714,857	37.5%	$6,409,644	34.8%
Net Revenues	$86,580	$17,818,894		$17,905,474		$18,429,900

Cost of Food & Beverage (as a % of food and beverage net revenues)	$43,947	$3,301,236	29.5%	$3,345,183	29.9%	$3,608,452	30.0%
Cost of Amusement, entertainment and other (as a % of	$-	$216,229	3.3%	$216,229	3.2%	$324,673	5.1%
Amusement, entertainment and other net revenues)
Total Costs of Products	$43,947	$3,517,465	19.7%	$3,561,412	19.9%	$3,933,125	21.3%

Operating Payroll and Benefits	$23,533	$7,105,183	39.9%	$7,128,716	39.8%	$6,672,399	36.2%
Other Store Operating Expenses	$2,684	$3,142,679	17.6%	$3,145,363	17.6%	$2,798,413	15.2%
Stock Based Compensation	$-	$7,216,528	40.5%	$7,216,528	40.3%	$4,009,593	21.8%
Selling, General and Administrative expenses	$13,577	$9,385,149	52.7%	$9,398,726	52.5%	$7,990,309	43.4%
Depreciation and Amortization	$2,320	$4,218,464	23.7%	$4,220,784	23.6%	$4,264,771	23.1%
Occupancy and Related Costs	$1,306	$986,427	5.5%	$987,733	5.5%	$1,020,728	5.5%
Rent	$9,200	$854,263	4.8%	$863,463	4.8%	$934,292	5.1%
Legal and Professional Fees	$-	$4,385,179	24.6%	$4,385,179	24.5%	$1,343,860	7.3%
Total Operating Costs	$52,620	$37,293,872	209.3%	$37,346,492	208.6%	$29,034,365	157.5%

Loss From Operations	$(9,987)	$(22,992,443)		$(23,002,430)		$(14,537,589)

Other (income)/expense
Interest expense, net	$46	$15,130,207	84.9%	$15,130,253	84.5%	$46,073,871	250.0%
Loss on Modification of Debt	$-	$2,128,692	11.9%	$2,128,692	11.9%	$1,091,190	5.9%
Change in fair value of derivative liability	$-	$9,944,992	55.8%	$9,944,992	55.5%	$-	0.0%
Loss from Fixed Assets Sold	$-	$1,741	0.0%	$1,741	0.0%	$3,280	0.0%
Franchise Fee	$-	$(187,215)	-1.1%	$(187,215)	-1.0%	$-	0.0%

Net Loss from Continued Operations	$(10,033)	$(50,010,860)		$(50,020,893)		$(61,705,930)

Discontinued Operations
Loss from discontinued operations	$-	$281,486	1.6%	$281,486	1.6%	$2,989,770	16.2%

Net Loss	$(10,033)	$(50,292,346)		$(50,302,379)		$(64,695,700)

The financial statements data for the period ended December 31, 2013 does not include Kingdom Koncrete, Inc. However, for the year ended December 31, 2014 the data includes the reverse merger acquisition balances for the periods from May 31, 2014 to December 31, 2014.

Net Revenues – Net revenues decreased by $611,006 or 3.3% to $17,818,894 in 2014 as compared to $18,429,900 in 2013.

The decrease in net revenues is the result of an increase in amusement, entertainment and other net revenues of $218,633 or 3.4% to $6,628,277 in 2014, as compared to $6,409,644 in 2013, offset by a decrease in Food and Beverage net revenues of $829,639 or 6.9% to $11,190,617 in 2014, as compared to $12,020,256 in 2013.

The increase in amusement, entertainment and other net revenues of $218,633 in 2014 as compared to 2013 is the result of an increase in gross sales of $994,541 in 2014 or 14.8% to $7,717,238 as compared to $6,722,697 in 2013 offset by an increase in discounts of $775,908 in 2014 as compared to 2014, primarily related to the new membership and iCare programs that commenced in 2014 that encourages our guests to spend money in various amusement, entertainment and other revenue streams.

The decrease in food and beverage net revenues of $829,639 in 2014 as compared to 2013 in food and beverage net revenues is the result of a decrease of food and beverage gross sales in 2014 of $728,644 and an increase of discounts of $100,801 in 2014, as compared to 2013, related to various gift certificate and coupon programs.

The iCare and membership programs commenced in the third quarter of 2014. Media, public relations and marketing costs associated with initiating these programs totaling approximately $402,000 were incurred and are included discounts for the year 2014. Management believes these are non-reoccurring expenses not anticipated to be incurred in 2015. Management is continuously evaluating all marketing and promotional programs intended to drive profitability.

Cost of Products and services – Cost of products decreased by $415,660 or 10.6% from $3,933,125 in 2013 to $3,517,465 in 2014. The decrease relates to a decrease in the Cost of Food and Beverage of $307,216 or 8.5% to $3,301,236 in 2014, as compared to $3,608,452 in 2013. Despite significant increases in the cost of beef, pork and cheese in 2014, the cost of food and beverage as a percentage to food and beverage net sales decreased to 29.5% or 1.7% in 2014 as compared to 30.0% in 2013. The cost of amusement, entertainment and other revenues decreased to $108,444 or 33.4% to $216,229 in 2014, as compared to $324,673 in 2013. The cost of amusement, entertainment and other revenue as a percentage to amusement, entertainment and other revenue net sales decreased to 3.3% or 35.3% in 2014, as compared to 5.1% in 2013.

Labor - Labor increased by $432,784 or 6.5% to $7,128,716 in 2014 as compared to $6,672,399 in 2013. The increase in operating labor relates mainly due to hiring of additional personnel to manage and execute our new membership program. Management is continuously evaluating all the staffing needs and will make adjustments accordingly if needed.

Stock Based Compensation - During the year ended December 31, 2014, the Company recognized stock-based compensation expense totaling approximately $14,153,925, of which $6,561,396 was recognized through the vesting of 6,151,037 common stock options; $4,993,085 was recognized through the amortization of discounts on the vesting of 170,442 common stock warrants and the issuance of 6,998,120 common shares in connection with the issuance of convertible debt, $1,053,282 was recognized as interest expense on the issuance of 1,345,802 common shares in connection with the issuance of short term loans, $1,386,162 was recognized for consulting services on the issuance of 436,577 shares of common stock and the vesting of 1,050,692 common stock warrants and $160,000 was recognized in connection with 186,315 common shares issued to various employees. During the year ended December 31, 2013, the Company recognized stock-based compensation of expense totaling approximately $44,666,871, of which $539,589 was recognized through the vesting of 600,840 common stock options; $34,408,543 was recognized through the amortization of discounts on the vesting of 22,012,146 common stock warrants that were granted in connection with the issuance short-term convertible debt; $5,047,105 was recognized through the amortization of discounts on the issuance of 5,835,745 common shares $1,201,630 was recognized as interest expense on the issuance of 1,203,937 common shares in connection with the issuance of short term demand loans, and $1,670,785 was recognized for consulting services on the issuance of 1,232,181 shares of common stock $8,000 was recognized for legal services on the issuance of 31,132 shares of common stock, and $1,791,219 was recognized in connection with 972,976 common shares issued to various employees. In addition, the Company issued 1,090,498 shares of its common stock for services rendered in the construction of its venues valued at $2,101,719.

Rent expense – The rent expense decreased by $80,029 or 8.6% to $854,283 in 2014 compared to $934,292 in 2013. The decrease in rent relates to a decrease in the base rent and common area maintenance expenses related to the Pittsburgh property, accounting adjustments and rent expense related to housing for Executive team members during 2013.

Occupancy and related costs – The occupancy and related costs decreased by $34,301 or 3.4% to $986,427 compared to $1,020,728 in 2013. The decrease was related to a reduction of electricity costs of approximately $40,000 at the venues.

Other operating expenses – Other operating expenses increased by $319,957 or 11.4% from $2,798,413 in 2013 to $3,118,370 in 2014. The increase in other operating expenses from 2013 to 2014 resulted from additional customers attending our shows and movies from our new membership program. Additionally, increases in IT maintenance and repairs and maintenance expenses were incurred in 2014 as compared to 2013 at the various venues.

Selling, General and Administrative Expenses – General and Administrative expenses, which primarily consist of administration, travel and marketing increased by $1,408,417 or 17.6.0% to $9,385,149 in 2014, as compared to $7,990,309 in 2013. The increase in selling, general and administrative costs in 2014 as compared to 2013 is primarily the result of a general increase across the board on all categories, some penalties and settlements incurred during the year; In addition, there were some costs associated with the three new venues expected to open in 2015.

Depreciation and Amortization – Depreciation and amortization expense decreased by $46,307 or 1.1% to $4,218,464 from $4,264,771 from 2013. The decrease is principally the result of asset retirements in 2014.

Interest Expense – As a result in actual borrowings, converted offerings and payments made throughout the year, interest expense decreased to $15,130,207 for the period ended December 31, 2014 from $46,073,871 in the same period of 2013.

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $48.4 million at December 31, 2014, of which approximately $550,000 were current assets. As of December 31, 2014 we had cash and cash equivalents of approximately $99,000 and a working capital deficit of $50 million. During the past two years, we have experienced net losses. We anticipate our operating cash flows to continue to be negative during the construction and development periods for our new venues.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues located in Albany, NY and Kingston, MA expected to begin operation in 2015. There are no assurances Management will be able to raise capital on terms acceptable to the Company or cash flow generated from its venues will be sufficient to meets its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

While we currently operate as a going concern, certain significant factors raise substantial doubt about our ability to continue to operate as a going concern. We have incurred significant losses since inception.  This factor, among others, raises substantial doubt about our ability to continue to operate as a going concern.

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

Property and Equipment

Property and equipment is recorded at cost and is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the term of the related lease

 Long-Lived Assets

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

Revenue Recognition – Operations and Franchise Revenue

Revenues from the operation of the facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. This amount was not significant as of and for the periods presented.

On November 21, 2014 Latitude Global 360, Inc., (Master Franchisee) registered in the Cayman Islands, entered into an “International Global Development Franchise Agreement” with Latitude 360 (Master Franchisor).

The Master Franchisee is obligated to pay the Master Franchisor a territory fee in the amount of $5,000,000, which is payable no later than within three (3) years from the effective date of November 21, 2014, in the amount of $1,666,667 per year, payable by the end of each year for the three (3) years, unless otherwise mutually agreed upon in writing between the Master Franchisee and Master Franchisor.

The Company recognizes franchise fees as revenue and are amortized over the term of the agreement when franchise agreements are signed. Franchise fee revenues related to the franchise agreement noted above for 2014 were $187,215. An offsetting receivable of $187,215 was recorded as well.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property.

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An amendment to SFAS No. 123.” These standards define a fair-value-based method of accounting for stock-based compensation. In accordance with SFAS Nos. 123R and 148, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period

Loss per Share of Common Stock

The Company reports earnings (loss) per share in accordance with Accounting Standards Codification “ASC” Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

 Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and related notes required by this item are set forth as a separate section of this Report. See Part IV, Item 15 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, our management assessed the design and operating effectiveness of internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on its evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A listing of our executive officers and their biographies are included under the caption “Executive Officers” under Item 1 of this Form 10-K. The remaining information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 14 . Principal Accountant Fees and Services.

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1) Financial Statements

Consolidated Financial Statements:

•	Reports of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013;
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013;
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014 and 2013; and
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013..

(3) Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Latitude 360, Inc

Consolidated Financial Statements

For the years ended December 31, 2014 and 2013

Latitude 360, Inc.

39

AUDITOR’S OPINION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Latitude 360, Inc.

We have audited the accompanying balance sheets of Latitude 360, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31 2014. Latitude 360, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Latitude 360,, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Latitude 360, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Latitude 360l, Inc., has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jonathon P. Reuben CPA

Jonathon P. Reuben CPA

An Accountancy Corporation

Torrance, California

April 13, 2015

LATITUDE 360, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Current assets
Cash	$99,329	$170,950
Accounts receivable	100,788	143,538
Franchise fee receivable from related party	187,215	-
Due from related party	108,592	-
Other receivables	32,669	781,820
Inventories	312,277	269,680
Prepaid expenses	-	23,447
Total current assets	840,870	1,389,435

Property and equipment - net	44,712,350	47,873,119
Idle Property and equipment - net	2,010,083	2,010,083
Restricted cash	-	318,646
Other assets	392,462	381,812
Total long-term assets	47,114,895	50,583,660

Total assets	$47,955,765	$51,973,095

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,966,213	$9,539,512
Accounts payable - construction related	5,055,041	8,213,599
Accrued expenses	4,409,541	3,888,155
Accrued compensation - related party	1,600,000	1,621,437
Deferred rent	19,700	19,700
Interest payable	3,579,302	3,555,745
Obligations under capital leases	317,302	2,784,115
Due to related parties	388,990	274,317
Derivative Liabilities	588,420	-
Short term notes payable	25,859,970	27,237,493
Total current liabilities	49,784,479	57,134,073

Deferred rent	206,850	239,854
Obligations under capital leases	20,789,276	20,584,091
Dividends payable	-	2,020,361
Total long-term liabilities	20,996,126	22,844,306

Total liabilities	70,780,605	79,978,379

Stockholders' deficit
Preferred stock, 20,000,000 shares authorized;
Preferred stock Series A $1,000 par value, 25,000 shares designated,
No shares issued and outstanding at December 31, 2014 and
Preferred stock Series A $1,000 par value, 25,000 shares designated,
12,457 shares issued and outstanding at December 31, 2013	-	12,457,517

Preferred stock Series AA $1,000 par value, 25,000 shares designated,
No shares issued and outstanding at December 31 2014 and 2013	-	-

Common stock, $.001 par value; 500,000,000 shares authorized,
127,151,243 shares issued and outstanding as of December 31, 2014
and 70,727,409 shares issued and outstanding as of December 31, 2013	127,151	70,727
Additional paid-in capital	143,860,917	75,327,534
Accumulated deficit	(166,812,908)	(115,861,062)
Total stockholders' deficit	$(22,824,840)	$(28,005,284)

Total liabilities and stockholders' deficit	47,955,765	51,973,095

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Net sales	$17,905,474	$18,429,900

Operating expenses
Cost of sales	3,561,412	3,933,125
Compensation expenses (including stock based compensation
of $7,128,716 in 2014 , and $4,009,593 in 2013)	14,345,244	10,681,992
Occupancy and related costs	1,851,196	1,955,020
Professional fees	4,385,179	1,391,035
Depreciation and amortization	4,220,784	4,264,771
Selling, general and administrative expenses	12,544,089	10,750,027
Total operating expenses	40,907,904	32,975,970

Loss from operations	(23,002,430)	(14,546,070)

Other income (expenses)
Franchise Fee	187,215	-
Interest expense	(15,130,253)	(46,073,871)
Loss on modification of indebtedness	(2,128,692)	(1,082,709)
Loss on disposition of assets	(1,741)	(3,280)
Change in fair value of derivative liability	(9,944,992)	-

Net loss from continuing operations	(50,020,893)	(61,705,930)

Discontinued operation, including loss on the disposal assets
of $0 in 2014 and $1,151,376 in 2013	(281,486)	(2,989,770)

Net loss	$(50,302,379)	$(64,695,700)

Basic and diluted loss per share
Continuing operations	$(0.48)	$(1.04)
Discontinued operations	(0.00)	(0.05)
Total basic and diluted loss per share	$(0.48)	$(1.09)

Weighted average shares outstanding	104,736,320	59,451,274

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

							Additional		Other
	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)	Totals

Balance, December 31, 2012	8,268	$8,268,044	-	-	34,644,330	$34,644	$27,570,041	$(50,141,101)	-	(14,268,372)
Recapitalization on merger with Koncrete Kingdom	-	-	-	-	24,821,002	24,821	(24,821)	-	-	-
Adjusted Balance - December 31 2012	8,268	8,268,044	-	-	59,465,332	59,465	27,545,220	(50,141,101)		(14,268,372)

Shares issued in connection with the issuance of convertible debt	-	-	-	-	5,835,745	5,836	5,041,269	-	-	5,047,105
Shares issued in connection with the issuance of short term cash advances	-	-	-	-	1,203,937	1,204	1,200,426	-	-	1,201,630
Shares issued in exchange for debt cancellation	4,189	4,189,473	-	-	895,608	896	1,024,089	-	-	5,214,458
Shares issued for consulting services			-	-	1,090,498	1,090	2,100,629	-	-	2,101,719
Shares issued for services rendered to a related party	-	-	-	-	1,232,181	1,232	1,669,553	-	-	1,670,785
Shares issued for cancellation of debt due from related party	-	-	-	-	31,132	31	7,969	-	-	8,000
Compensation recognized on stock warrant grants	-		-	-	972,976	973	1,790,246	-	-	1,791,219
Finance costs recognized on stock warrant grants	-	-	-	-	-	-	34,408,544	-	-	34,408,544
Compensation recognized on stock option grants	-	-	-	-	-	-	539,589	-	-	539,589
Accrued Preferred Stock dividends	-	-	-	-	-	-	-	(1,024,261)	-	(1,024,261)
Net loss for period	-	-	-	-	-	-	-	(64,695,700)	-	(64,695,700)

Balance, December 31, 2013	12,457	12,457,517	-	-	70,727,409	70,727	75,327,534	(115,861,062)	-	(28,005,284)

Shares issued in connection with the issuance of convertible debt	-	-	-	-	7,726,071	7,726	6,051,511	-	-	6,059,237
Shares issued in connection with the issuance of short term cash advances	-	-	-	-	621,399	621	559,694	-	-	560,315
Shares issued in connection with the issuance of loan to Latitude Global	-	-	-	-	82,459	82	173,082	-	-	173,164
Shares issued in exchange for vendor debt cancellation	69	69,000	69	69,050	49,684	50	44,750	-	-	182,850
Shares issued in exchange for cancellation of debt	12,140	12,139,490	6,676	6,676,142	8,152,433	8,152	18,061,982	-	-	36,885,766
Conversion of preferred stock and accrued dividends into common stock	(24,666)	(24,666,007)	(6,745)	(6,745,192)	39,465,179	39,466	34,041,475	-	-	2,669,742
Shares issued for consulting services	-	-	-	-	514,208	515	516,335	-	-	516,850
Shares issued to employees	-	-	-	-	186,315	186	159,814	-	-	160,000
Employee rights offering	-	-	-	-	-	-	(145,894)	-	-	(145,894)
Finance costs recognized on stock warrant grants	-	-	-	-	-	-	1,309,254	-	-	1,309,254
Compensation recognized on stock warrant grants	-	-	-	-	-	-	919,312	-	-	919,312
Compensation recognized on stock option grants	-	-	-	-	-	-	6,561,396	-	-	6,561,396
Common shares cancelled	-	-	-	-	(373,914)	(374)	374	-	-	-
Discounts issue on convertible debt	-	-	-	-	-	-	280,298	-	-	280,298
Accrued Preferred Stock dividends								(649,467)		(649,467)
Net loss for period	-	-	-	-	-	-	-	(50,302,379)		(50,302,379)

Balance, December 31, 2014	-	-	-	-	127,151,243	127,151	143,860,917	(166,812,908)	-	(22,824,840)

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2,014		2013

Cash Flows from Operating Activities
Net loss		$(50,302,379)	$(64,695,700)
Adjustments to reconcile net loss to net cash
used in operating activities:
Operating activities of discontinued operations		281,486	2,989,770
Net loss from operations		(50,020,893)	(61,705,930)
Depreciation and amortization expense		4,218,464	4,264,771
Amortization on discount of convertible debt		4,993,085	38,965,973
Stock based compensation		8,157,558	4,009,593
Loss on modification of debt		2,128,692	1,082,709
Loss on disposition of assets		1,741	3,280
Change in fair value of derivative liability		9,944,992
(Increase) decrease in assets:
(Increase) decrease in accounts and other receivables		42,750	444,234
(Increase) decrease in inventories		(42,597)	43,257
(Increase) decrease in prepaid expenses		23,447	(11,472)
(Increase) in other assets		254,897	(115,897)
Increase (decrease) in liabilities:
Increase in accounts payable		(2,690,753)	6,819,565
Increase in accrued expenses		499,949	3,079,662
Increase in interest payable		2,609,673	2,041,721
Interest payable on obligations under capital leases		1,289,541	1,643,446
(Decrease) increase in deferred rent		(33,004)	6,396

Net cash provided by (used in) operating activities		(18,622,458)	571,308

Cash Flows from Investing Activities
Proceeds from sale of asset		-	2,934
Purchase of property and equipment		(1,058,579)	(13,297,536)

Net cash used in investing activities		(1,058,579)	(13,294,602)

Cash Flows from financing activities
Restricted cash reclassification		318,646	2,001,680
Proceeds from construction loans		-	62,742
Proceeds from issuance of convertible and other debt		19,817,644	14,273,566
Principal reduction in convertible and other debt		(526,874)	(3,563,593)
Principal reduction in obligations under capital leases		-	(18,525)

Net cash provided by financing activities		19,609,416	12,755,870

Net (decrease) increase in cash		(71,621)	32,576

Beginning balance - cash		170,950	138,374

Ending balance - cash		$99,329	$170,950
Supplemental Information:

Interest expense paid		$2,518,523	$2,340,022
Income taxes paid	$		$-
Non-cash investing and financing activities:

Common shares issued in conversion of debt		$18,070,134	$1,024,985
Preferred shares issued in conversion of debt		$18,815,632	$4,847,800
Increase (decrease) in construction costs financed		$-	$(7,794,012)
Payables related to construction converted to
notes payable		$-	$3,869,643

The accompanying notes are an integral part of these financial statements

Latitude 360, Inc.

Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Lat 360, Inc., formerly known as Kingdom Koncrete, Inc., (the “Company”) operates a ‘carry and go’ concrete business. The Company is located in Rockwall, Texas and was incorporated on August 22, 2006 under the laws of the State of Nevada.

On August 22, 2006, Kingdom Koncrete, Inc. (“Koncrete Nevada”), a private holding company established under the laws of Nevada, was formed in order to acquire 100% of the outstanding common stock of Kingdom Texas.  On June 30, 2006, Koncrete Nevada issued 5,000,000 shares of common stock in exchange for a 100% equity interest in Kingdom Texas.  As a result of the share exchange, Kingdom Texas became the wholly owned subsidiary of Koncrete Nevada.  As a result, the shareholders of Kingdom Texas owned a majority of the voting stock of Koncrete Nevada.  The transaction was regarded as a reverse merger whereby Kingdom Texas was considered to be the accounting acquirer as its shareholders retained control of Koncrete Nevada after the exchange, although Koncrete Nevada is the legal parent company.  The share exchange was treated as a recapitalization of Koncrete Nevada.  As such, Kingdom Texas (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Koncrete Nevada had always been the reporting company and, on the share exchange date, changed its name and reorganized its capital stock.

On May 30, 2014 the Company completed its acquisition of Latitude 360, Inc., a Florida corporation (“L360”), pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated April 8, 2014, among the Company, Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and L360. Pursuant to the Merger Agreement, on May 30, 2014, Merger Sub merged with and into L360, and L360 became a wholly-owned subsidiary of the Company (the “Merger”). The Company changed its name to Latitude 360, Inc. on January 28, 2014.

At the effective date of the Merger, the Company had 5,721,900 shares outstanding and issued an aggregate of 114,070,828 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 as consideration for the 68,278,434 common shares of L360. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock. The transaction was regarded as a reverse merger whereby L360 is considered to be the accounting acquirer and is the continuing entity for financial reporting purposes. The accompanying financial statements have been restated to reflect the recapitalization retroactively to all periods presented.

L360 opened its first venue in 2011 located in Jacksonville, Florida (Jax). In 2012 opened two venues located in Indianapolis, Indiana (Indy), and Pittsburgh, Pennsylvania (Pitt). Each venue consists of a full-service restaurant and bar, dine-in bowling lanes, dine-in luxury screening room, and a dine-in live performance theatre. L360 commenced constructing Lat 42’s venue located in Chicago, Illinois, in 2012. The Company decided to abandon the Chicago location in 2013. The Company is accounting for Lat 42’s activity as a discontinued operation pursuant to Accounting Standards Codification (“ASC”) Topic 250-20, “Discontinued Operations”. In 2014 L360 commenced constructing venues located in Albany, NY and South Boston, MA. These venues are expected to open during 2015. These venues were still under construction as of December 31, 2014.

On December 16, 2014, the Company filed an amendment to its Articles of Incorporation increasing the number of authorized preferred shares to 20,000,000 and increasing the number of authorized common stock shares to 500,000,000.

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS AND LIQUIDITY

The Company has incurred significant losses from operations during the years ended December 31, 2014 and 2013, and on a consolidated basis has an accumulated deficit of $166,612,908 and $115,861,062 for the years then ended. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues located in Albany, NY and South Boston, MA expected to begin operation in 2015. There are no assurances Management will be able to raise capital on terms acceptable to the Company or cash flow generated from its venues will be sufficient to meets its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Subsequent to the balance sheet date and through March 26, 2015, the Company received cash funding of approximately $3,022,250 through the issuance of short term and long term notes. As of March 26, 2015, the Company has approximately $16 million in notes payable which are due periodically through calendar year 2015, 2016 and 2017.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation, Reorganization, and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Latitude 360 and its wholly owned subsidiaries including:

Latitude 360 Jacksonville, LLC (“Jax”) - formed in Florida on January 2, 2009,

Latitude 360 Indianapolis, LLC (“Indy”) - formed in Florida on December 14, 2010

Latitude 360 Pittsburgh, LLC (“Pitt”) - formed in Florida on February 2, 2011

Latitude 42 Group LLC (“Lat 42”) - formed in Florida on December 30, 2011

Latitude 360 Albany, LLC (“Albany”) – formed in Delaware on December 20, 2013

Latitude 360 Kingston, LLC (“Kingston”) – formed in Delaware on June 6, 2014

Latitude 360 Global – formed in Cayman Islands on June 20, 2014

Latitude 360 Atlantic City, LLC (“Atlantic City”) – formed in Delaware on December 20, 2013 (currently inactive)

Latitude 360 Brooklyn, LLC (“Brooklyn”) – formed in Delaware on December 20, 2013  (currently inactive)

Latitude 360 Minneapolis, LLC (“Minneapolis”) – formed in Delaware on March 6, 2014 (currently inactive)

Latitude 360 Boston, LLC (“Boston”) – formed in Delaware on March 6, 2014 (currently inactive)

All significant intercompany accounts and transactions have been eliminated.

Business Segment

The Company operates two business segments which are comprised of the Company’s concrete business and its restaurant and entertainment business.

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

Restricted Cash

The company has restrictions on the use of funds held in certain accounts which may only be used for debt repayments due to a financial institution. As of December 31, 2014 and 2013 the restricted balances were $0, and $318,646 respectively.

Accounts and Other Receivables

Trade receivables include amounts due from credit card sales and from customers on past held group events, less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable.

Other receivables include amounts due from landlords for retainage related to venues’ constructions.

Inventories

Inventories primarily consist of food, beverages and game redemption items. Inventories are accounted for at lower of cost or market using the average cost method. Spoilage is expensed as incurred.

Property and Equipment

Property and equipment is recorded at cost and is depreciated over the assets’ estimated useful lives using the straight-line method. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful life of the asset or the term of the related lease. The estimated lives for equipment, furniture and fixtures, and computers range from three to ten years. The estimated life for leasehold improvements is twenty years. The cost of repairs and maintenance are expensed when incurred, while expenditures for major betterments and additions are capitalized. Gains and or losses are recognized on disposals or sales.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses recognized in 2014 or 2013.

Revenue Recognition

Revenues from the operation of the facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. The revenue from electronic gift cards deferred as of December 31, 2014 and December 31, 2013 was $250,621 and $106,000, respectively, and is included in accrued expenses.

During the latter part of 2014 the Company implemented a customer loyalty program in which customers earn coupons and points based on registration in the program, payment of a monthly fee and purchases within the venues. Points earned are to be exchanged for certain services. Points earned do not expire. The Company records the retail value of the loyalty program as a discount from gross sales. A liability, for points earned but unused, are recorded as accrued expenses in the consolidated financial statements. The accrued liability related to the loyalty program was $94,996 as of December 31, 2014. Costs associated with the coupons are classified as a discount of the gross sales in the period in which the coupon is redeemed.

On November 21, 2014 Latitude Global 360, Inc., (Master Franchisee) registered in the Cayman Islands, entered into an “International Global Development Franchise Agreement” with Latitude 360, Inc. (Master Franchisor). The Master Franchisor provided the Master Franchisee the exclusive brand rights and franchise rights to expand, develop and/or sub-franchise Latitude 360 in any and all counties and territories outside the United States. The Master Franchisor is also entitled by way of this agreement to develop and operate in any country or territory outside the United States, either directly or indirectly, through franchising/sub franchising the outlet.

The term of the agreement is for twenty (20) years and gives the Master Franchisee the option of renewing the agreement for an additional consecutive term of twenty (20) years.

Certain provisions within the agreement requires the Master Franchisee to “fit-out” the Outlet, at their own cost, in accordance with the mandatory Outlet outfitting guidelines provided to the Master Franchisee by the Master Franchisor.

The Master Franchisor, at no cost to the Master Franchisee is responsible for, at a minimum, training, reasonable on-site pre-opening and opening supervision and assistance, reasonable continuing advisory assistance in the operation, operating manuals, make available research data related to merchandising, marketing and advertising, and shall conduct inspections to maintain high standards of quality appearance and service.

The Master Franchisee is obligated to pay the Master Franchisor a territory fee in the amount of $5,000,000, which is payable no later than within three (3) years from the effective date of November 21, 2014, in the amount of $1,666,667 per year, payable by the end of each year for the three (3) years, unless otherwise mutually agreed upon in writing between the Master Franchisee and Master Franchisor.

As of December 31, 2014, Latitude 360, Inc., per then agreement, recorded franchise revenue of $187,215 and an offsetting receivable entry of $187,215.

Convertible Debentures

The Company accounts for the equity instruments issued in connection with convertible debt pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” Proceeds received from the issuance of debt with equity are allocated between the components issued based upon their relative fair values. The amounts allocated to equity are accounted for as paid-in capital with an offset allocated to discounts of convertible debt. The Company amortizes the discount to interest expense, over the life of the respective debt using the effective interest method. The Company recognizes gain or loss on extinguishments and modifications of convertible debentures that create a substantial change in terms of the modified or converted debt.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the debt using the effective interest method, or expensed upon conversion or extinguishment when applicable. Costs are capitalized for amounts incurred in connection with proposed financings. In the event the financing related to the capitalized cost is not successful, the costs are immediately expensed.

Derivative Financial Instruments

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of ASC Topic 815-15 “Embedded Derivatives.” The Company’s derivative financial instruments consist of embedded derivatives related to non-conventional convertible notes (see Note 6). The embedded derivative includes the conversion feature of the notes. The accounting treatment of derivative financial instruments requires that the Company record the derivatives at their fair values as of the inception date of the respective agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair-value-based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the year ended December 31, 2014, the Company recognized stock-based compensation expense totaling approximately $14,153,925, of which $6,561,396 was recognized through the vesting of 6,151,037 common stock options; $4,993,085 was recognized through the amortization of discounts on the vesting of 170,442 common stock warrants and the issuance of 6,998,120 common shares in connection with the issuance of convertible debt, $1,053,282 was recognized as interest expense on the issuance of 1,345,802 common shares in connection with the issuance of short term loans, $1,386,162 was recognized for consulting services on the issuance of 436,577 shares of common stock and the vesting of 1,050,692 common stock warrants and $160,000 was recognized in connection with 186,315 common shares issued to various employees. During the year ended December 31, 2013, the Company recognized stock-based compensation of expense totaling approximately $44,666,871, of which $539,589 was recognized through the vesting of 600,840 common stock options; $34,408,543 was recognized through the amortization of discounts on the vesting of 22,012,146 common stock warrants that were granted in connection with the issuance short-term convertible debt; $5,047,105 was recognized through the amortization of discounts on the issuance of 5,835,745 common shares $1,201,630 was recognized as interest expense on the issuance of 1,203,937 common shares in connection with the issuance of short term demand loans, and $1,670,785 was recognized for consulting services on the issuance of 1,232,181 shares of common stock $8,000 was recognized for legal services on the issuance of 31,132 shares of common stock, and $1,791,219 was recognized in connection with 972,976 common shares issued to various employees. In addition, the Company issued 1,090,498 shares of its common stock for services rendered in the construction of its venues valued at $2,101,719.

Loss per Share

The Company reports earnings (loss) per share in accordance with ASC Topic 260-10, “Earnings per Share.” Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share have not been presented since the effect of the assumed conversion of warrants and debt to purchase common shares would have an anti-dilutive effect. Potential common shares as of December 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 50,925,671 shares and include 33,074,640 warrants, 7,035,953 options and $6,947,957 of debt and accrued interest convertible into 10,815,068 shares of the Company’s common stock. Of the 50,925,671 potential common shares at December 31, 2014, 50,875,082 were vested. Potential common shares as of December 31, 2013 that have been excluded from the computation of diluted net loss per share amounted to 50,475,376 shares and include 30,461,689 warrants, 5,444,106 options and $20,034,199 of debt and accrued interest convertible into 14,569,581 shares of the Company’s common stock. Of the 50,475,376 potential common shares at December 31, 2013, all were vested.

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods. Advertising costs as of December 31, 2014 and December 31, 2013 were approximately $456,420 and $205,401 respectively.

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

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). Interest bearing accounts are insured up to $250,000 and non-interest bearing accounts have no limitation. From time to time, the Company may have cash in financial institutions in excess of federally insured limits. As of December 31, 2014 and December 31, 2013, the Company did not have cash in excess of FDIC limits.

During the year ended December 31, 2014, one supplier represented approximately 12% of the Company’s purchases.

Operating Leases

The Company accounts for rent expense for its operating leases on the straight-line basis in accordance with ASC Topic 840, “Leases”. The Company leases land and buildings that have terms expiring between 10 and 20 years. The term of the leases do not include unexercised option periods. One premise has renewal clauses of up to 15 years, exercisable at the option of the Company. The Company does not have enough history to include renewal options in its deferred rent calculation.

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

4. INVENTORIES

Inventories at December 31, 2014 and 2013 consist of the following:

	2014	2013
Produce, meats and other food products	$118,486	$104,536
Liquor and beverages	130,542	128,359
Redemption toys	63,249	36,785
Total	$312,277	$269,680

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013	Estimated useful Lives
Audio/Visual	$6,100,488	$6,067,985	10
Computers & Software	1,098,918	1,072,898	3
Equipment	3,444,015	3,146,015	5-10
Furniture	1,180,305	1,108,717	10
Gaming Equipment	5,750,347	5,702,867	5
Vehicle	115,850	115,850	5
Leasehold improvements	18,452,353	18,221,386	20
Property held under capital leases	21,106,578	20,584,091	5-20
	57,248,854	56,019,809
Less accumulated depreciation	(10,526,421)	(6,136,607)

Property and Equipment, net	$46,722,433	$49,883,202

Depreciation and amortization expense for 2014 and 2013 amount to $4,220,784 and $4,218,771, respectively.

6. NOTES AND LOANS PAYABLES

Convertible Debt

2014

During 2014, the Company issued convertible notes totaling $20,398,154 for cash consideration of $16,350,244. The remaining $4,047,910 of the notes was issued to certain lenders to replace short-term obligations and debt issued on the conversion of trade payables. Most of the notes bear interest at 12% per annum and have maturities ranging from one month to sixteen months. The other notes bear interest at annual rates ranging from 18% per annum to 8% per annum. Of these notes, a total of $2,793,797 was issued at 18%, $11,122,749 was issued at 12%, 6,511,858 was issued at 10% and $178,750 was issued at 8%. The remaining $209,000 was issued under two notes that are described in the third paragraph. Outstanding principal is convertible into shares of the Company’s common stock at conversion rates of $1.40 per share and $3.00 per share. Principal repayments totaled $313,947 in 2014. During 2014, convertible debt and accrued interest totaling $18,070,134 was converted into a total of 8,152,433 shares of common stock, $12,139,490 of convertible debt was converted into 12,140 shares of Preferred Series A shares and $6,676,142 of convertible debt was converted into 6,676 shares of Series AA preferred shares. Due to changes in conversion terms, the Company recognized a loss on these conversions totaling $6,164,155.

In connection with the issuance of the above indicated convertible debt, the Company issued 6,998,120 shares of its common stock and also issued warrants to purchase 170,442 shares of the company’s common stock exercisable at a price of at $1.75 per share and expire five years from the date of grant. The warrants were valued at $149,129 using the Black Scholes Option Model with a risk-free interest rate of ranging from 1.50% to 1.66%, volatility of 200% , trading price of $1.40 per share and a conversion price of $1.75 per share, The convertible notes were recorded net of discounts that include the relative fair value of the additional stock issuances and the warrants, all totaling $3,964,467. Discounts along with loan fees are being amortized to interest expense over the respective term of the related note. Amortization of the discounts for the year ended December 31, 2014 totaled $4,840,304.

In September 2014 and December 2014, the Company issued two convertible promissory notes totaling $209,000. The Company incurred loan fees and costs totaling $17,000 in connection with these loans. Under the terms of these notes, the note holder has the right to convert any portion or all of the principal and accrued interest then outstanding into shares of the Company’s common stock. The conversion price for the $107,000 note is equal to 50% of the lowest trading price during the 20 trading days prior to conversion. The conversion price for the $102,000 note is equal to 50% of the lowest trading price during the 25 trading days prior to conversion. As these notes are convertible into a variable number of the Company’s common stock, the Company accounted for the notes under ASC Topic 815-15 “Embedded Derivatives.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective term of the related note. In determining the indicated values of these notes, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 0.12%, volatility ranging from 89.78% of 103.49%, trading prices ranging from $1.30 per share to $1.60 per share and a conversion prices ranging from $0.54 per share to $0.78 per share. Amortization of discounts and loans fees for 2014 totaled $71,483, which was charged to interest expense. The Company initially valued the derivative liabilities associated with these notes at $59,282. The fair value of the derivative liabilities at December 31, 2014 totaled $285,444. The increase in the derivative liabilities of $285,444 was charged to operations.

In May 2014, three promissory notes totaling $71,298 issued on 10/1/2013, 1/1/2014 and 2/28/2014, all due to a third party, were sold by the Noteholder and the Company agreed to amend and restate the terms of each note. Under the new terms of each note, the note is convertible into the Company’s common stock with an initial conversion price of $0.50 per share. The conversion price is adjusted for any additional common shares or common share equivalents issued by the Company since the note’s restated issuance date. so that at the time of conversion, the new note holder will receive a number of shares equaling the same percentage of shares outstanding on the date of conversion as he would have receive if the note was converted on the date the note was amended. Due to the variable pricing of the conversion feature the three notes, the Company accounted for the notes under ASC Topic 815-15 “Embedded Derivatives.” The derivative component of these obligations are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are being amortized to interest expense over the respective term of the related note. In determining the indicated values of these notes, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to..08%, volatility ranging from 104,57% of 263.339%, trading prices ranging from $1.39 per share to $1.40 per share and a conversion prices ranging from $0.01783 per share to $1.88 per share. Amortization of discounts for 2014 totaled $71,298, which was charged to interest expense. The Company recognized a change in the fair value of the derivative liabilities during 2014, which was charged to operations totaling $9,659,548.

Of the $71,298 balance due, $67,689 was converted into 3,796,153 shares of the Company’s common stock. The Company recorded a net loss totaling $1,419,225 and extinguished $9,356,572 of the derivative liabilities on these conversions. .

2013

During 2013, the Company issued convertible notes totaling $13,123,133 for cash consideration of $2,860,250. The remaining $10,262,883 of the notes was issued to certain lenders to replace short-term obligations and conversion of debt due for construction costs. Most of the notes bear interest at 12% per annum and have maturities ranging from one month to sixteen months. The other notes bear interest at rates of 10%. Of these notes, a total of $9,253,490 was issued at 12% with $3,869,643 issued at 10%. Outstanding principal is convertible into shares of the Company’s common stock at conversion rates at $1.40 per share and $3.00 per share. Principal repayments totaled $155,511 in 2013.

In connection with the issuance of the convertible notes, the note holders were also issued a total of 3,749,081 shares of the Company’s common stock. In addition, in connection with these convertible notes certain holders were issued a total of 242,000 detachable warrants to purchase shares of the company’s common stock that are exercisable at a price of at $1.75 per share and expire five years from the date of grant.

The convertible notes were recorded net of discounts that include the relative fair value of the additional stock issuances and the warrants, all totaling $4,259,536. The discounts are being amortized to interest expense.

During 2013, the Company agreed to modify the note terms of four holders and issue a total of 331,790 additional shares of common stock with a total fair value of $867,830 at no additional consideration. Pursuant to the amendment of these notes and the issuance of the additional shares, the Company recorded a loss of $936,058 equal to the fair value of these shares.

During 2013, the Company lowered the conversion prices for twelve of its note holders. The original terms of the notes included conversion prices of $1.60 per share. To induce conversion, the notes were modified to reduce the conversion prices to $1.25 per share. Notes totaling $493,472 were converted into 394,778 shares at the modified prices. Under the original terms of the notes a total of 308,420 shares would be issued upon conversion. The Company recognized a loss of $146,651 on the modification of this debt based on the change in fair value of the resulting issuance of additional shares.

During 2013, note holders converted principal of $1,024,995 and accrued interest into 575,369 shares of the Company’s common stock. Additionally, the note holders converted principal of $4,067,973 and accrued interest into 4,068 shares of the Company’s preferred stocks did not change.

The balance of convertible notes at December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
Principal balance	17,360,340	16,478,454
Accrued interest	3,579,302	3,555,745
	20,939,642	20,034,199
Less discounts	(335,708)	(1,048,643)
	20,603,934	18,985,556

Other Debt

Notes issued to private investors at interest rates ranging from 12% to 15%.	-	887,850

Notes issued to officers and directors at interest rates ranging from 12% to 15%.	-	200,000

Short term advances provided by private, non-institutional third parties with no specific interest or repayment terms. These notes are used for short term working capital needs and are intended to be repaid within one year. The Company is delinquent on certain payments due on these obligations.	301,162	2,468,889

Short term advances provided by officer and directors with no specific interest or repayment terms. These notes are used for short term working capital needs and are intended to be repaid within one year. The Company is delinquent on certain payments due on these obligations.	1,880,200	727,106

Secured note used for equipment acquisition and accrues interests at 9% per annum. The Company is delinquent on payments due on these obligations	518,527	674,362

Secured note used for equipment acquisition and accrues interests at 10.5% per annum. The Company is delinquent on certain payments due on these obligations	3,331,344	4,412,535

Secured note used for construction and accrues interests at 18% per annum. The Company is delinquent on certain payments due on these obligations	2,804,105	2,339,995

Secured note used for vehicle acquisition and accrues interests at 18% per annum. Renegotiated and paid off in 2014	-	96,944
Total	29,439,272	30,793,237
Accrued Interest	(3,579,302)	(3,555,745)
Total Short Term Notes Payables	25,859,970	27,237,492

On August 3, 2012 the Company entered into financing arrangements with Fifth Third Bank, one for Latitude 42 Group LLC (Chicago) in the amount of $1,984,000 and the other with Latitude 360 Indianapolis in the amount of $2,428,590. The Company defaulted in its payment and its obligations under both agreements, and as such, entered into a Forbearance agreement on January 1, 2014 which expired on June 1, 2014. As part of the Forbearance agreement and its extensions (amendments), the Company was required to make certain principal and interest payments. Principal payments related to the Forbearance agreement dated January 1, 2014, totaled $500,000 plus interest. On June 1, 2014, a second forbearance agreement was entered into with Fifth Third Bank of which expired July 1, 2014, with an option to extend to August 1, 2014. As a condition of the extension to August 1, 2014 the Company was required to pay $75,000 in principal. Additionally, a curtailment payment of $200,000 was required which did not occur. In lieu of the payment, $320,240 the Company had placed in an escrow account was applied towards the outstanding principal balances by Fifth Third Bank. On July 1, 2014 the Company entered into an amendment of the second Forbearance agreement dated June I, 2014 which extended the expiration date to September 2, 2014, with an option to extend to October 2, 2014. At this point the company paid $75,000 which occurred during July and August of 2014. As a condition of the extension to October 2, 2014, the Company was required to pay an additional $75,000 in principal plus interest which occurred on October 15, 2014. On November 2, 2014, the Company extended the Forbearance agreement to December 2, 2014. As a condition of this extension, the Company was required to pay $50,000 as a curtailment payment which occurred on November 12, 2014. On December 23, 2014 the Company paid another $50,000 in principal plus interest. During the period January 1, 2014 through December 31, 2014, the Company paid $1,020,239 in principal and $455,337 in interest. As of December 31, 2014, the outstanding principal balances are $2,113,217 on the Latitude 360 Indianapolis note and $1,218,217 on the Latitude 42 Group LLC, note.

7. OBLIGATIONS UNDER CAPITAL LEASES

In February 2012, the Company purchased two buildings that house venues located in Jacksonville, Florida and Indianapolis, Indiana, for a total cost of $9,200,035. Simultaneous with the purchases, the Company entered into a sales/leaseback of the two buildings with an unrelated third party. Under the of the terms of the agreement relating to the sales/leaseback, the Company received a total of $21,000,000, of which $9,200,035 was used to fund the purchase of the two buildings, $811,398 was used to pay commissions, legal fees, and other costs associated with the transaction; $7,250,000 was placed in reserve to fund the construction of the two venues, $1,525,716 was used to pay vendors, and $2,212,851 was received in cash and used as working capital.

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

The Company defaulted in its payments under these lease obligations, and as such, entered into a forbearance agreement on December 5, 2014 with the landlord.  The Company agreed to make monthly payments totaling $200,000 beginning on December 31, 2014.  The Company is current with its payments under the Forbearance agreement. The Company tested the payment restructuring under the forbearance agreement pursuant to ACS Topic 470-50 “Modification and Extinguishments” and determined that under the new payment structure, a debt extinguishment had occurred. The Company recognized a gain on the extinguishment in 2014 totaling $3,067,566.

Following is a summary of property held under capital leases:

	December 31,
	2014	2013
Buildings	$18,836,180	$18,836,180
Equipment	81,218	81,218
	18,917,398	18,917,398
Less accumulated depreciation	(2,278,625)	(1,328,694)
	$16,638,773	$17,588,704

Depreciation on assets under capital leases charged to expense in 2014 and 2013 was $941,931 and $941,931 respectively.

Minimum future lease payments under the capital lease at December 31, 2014 for each of the next five years and in the aggregate are as follows:

2015	$2,400,000
2016	2,400,000
2017	2,440,701
2018	2,440,701
2019	2,440,701
Thereafter	33,563,712
Total	45,685,815
Less accrued interest	(25,491,901)
Present value of net minimum	$20,193,914

8. TAX MATTERS

Income Tax -

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. Management considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in determining this assessment. From the Company’s evaluation, it has concluded that based on the weight of available evidence, the Company is more likely to not realize the benefit of the deferred tax assets. Accordingly, the Company established a full valuation allowance for the deferred tax assets that will not be realized.

The Company is subject to examination in all jurisdictions in which it operates. The Company files returns from a federal and state perspective. The Company is no longer subject to federal or state examination by authorities before 2011. The Company is not currently involved in any income tax examinations.

The Company did not have any unrecognized tax benefits as a result of tax positions taken during the current periods. No interest or penalties have been recorded as a result of tax uncertainties.

As of December 31, 2014 the company had federal and state net operating carry forwards of approximately $68 million, which will expire in various years through 2024.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	December 31,
	2014	2013
Current expense - Benefit
Federal	$-	$-
State	-	-
Total current expense (benefit)	-	-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	$-	$-

U.S. statutory rate	34.00%	34.00%
Less valuation allowance	-34.00%	-34.00%
Effective tax rate	0.00%	0.00%

The deferred income tax balances at December 31, 2014 and 2013 are comprised of the following:

	December 31,
	2014	2013

Net operating loss carryforwards	$24,286,000	$15,439,000
Stock based compensation	7,186,000	4,732,000
	$31,472,000	$20,171,000
Less valuation allowance	(31,472,000)	(20,171,000)
	$-	$-

The valuation allowance for deferred tax assets increased in 2014 by $10,744,000 during 2014 and increased approximately $8,380,000 during 2013.

9. RELATED PARTY TRANSACTIONS

Under the terms of a development and consulting agreement between the Brownstone Group (“Brownstone”) and the Company, the Company is required to pay management and development fees to Brownstone. The amount of fees charged to operations in 2014 and in 2013 totaled $1,308,532 and $751,839, respectively. Brownstone is wholly owned by the Company’s Chairman and CEO. During 2013, the Company’s Chairman and CEO advanced the Company $121,500 of which $34,000 was repaid in 2013. In addition, since the Company’s inception, Chairman and CEO and various entities owned by him have made advances to the Company and directly made payments on the Company’s behalf. The amounts advances and direct costs paid are non-interest bearing, unsecured and due on demand. The balances owed the Chairman and CEO and related entities, including accrued management and development fees at December 31, 2014 and 2013 totaled $1,600,000 and $1,895,754, respectively.

On July 5, 2014, Latitude 360, Inc. (Company) entered into an Independent Contractor agreement with 360 Builders, LLC (Contractor), whereas the Contractor, performs budgeting, bidding out-subcontractors and project supervision on Latitude 360, Inc. projects. The day to day control of the work will be solely with the Contractor. The Contractor is not considered to be an employee of the Company for any purpose and the Contractor is not entitled to any benefits the Company provides its employees. The term of the agreement is for 24 months and both the Contractor and Company can terminate the agreement upon written notice of 30 days to the other party.

In August and September of 2014, 360 Builders, LLC, company owned by Brownstone, loaned to Latitude 360,Inc and two of its venues a total of $38,000. All loans were repaid to 360 Builders, LLC by the Company in October 2014. As of December 31, 2014 360 Builders, LLC has received compensation totaling $49,983 for their services. As of December 31, 2014 the Company has no liability on their books due to 360 Builders, LLC.

In 2013, the Company’s directors advanced the Company a total of $360,000 of which $50,000 is evidenced by a convertible promissory note. The note is convertible into the Company’s preferred stock at a rate of $1,000 per share. The promissory note is assessed interest at an annual rate of 12% with a maturity ty date of less than one year. In connection with the issuance of the convertible debt, the Company issued 16,250 shares of its common stock valued at $1.52 per share. The Company allocated a portion of the amount received on the related debt to the shares issued based upon the respective fair value of both the debt and shares. The amount allocated to the common shares was accounted for as a discount against the debt and is being amortized to interest expense over the life of the debt. The remaining $310,000 received is non-interest bearing and due on demand. In 2013, the Company issued 43,750 shares of its common stock to a shareholder valued at $61,000. In 2013, the Company paid interest to a director totaling $19,250. In 2013 $61,500 of convertible debt was converted into 61.50 shares of preferred stock in 2013.

In 2013, shareholders who are considered related parties advanced the Company a total of $500,000 which are evidenced by convertible promissory notes convertible into the Company’s common stock at a rate of various prices per share. The promissory notes are assessed interest at an annual rate of 12% and mature at various dates under one year. In connection with the issuance of the convertible debt, the Company issued 48,750 shares of its common stock valued at $1.52 per share. The Company allocated a portion of the amount received on the related debt to the shares issued based upon the respective fair value of both the debt and shares. The amount allocated to the common shares was accounted for as a discount against the debt and is being amortized to interest expense over the life of the debt. In 2013, $229,500 of debt was converted into 102,186 shares of common stock in 2013.

In 2013, the Company issued 287,500 shares of common stock and common stock warrants to purchase 3,009,000 shares of common stock at $1.75 per share to various related parties as consideration extend the maturity dates on various convertible debts. The fair value of the common shares issued and the warrants granted in connection with the value of the present value of the debt on date the terms were modification caused the Company to account for the modification as an extinguishment of debt pursuant to ASC 470-50 “Debt- Modification and Extinguishments”. The value of the modified debt is being amortized into interest expense over the life of the new term of the respective debt.

The Company issued common stock options to its directors in 2013 to purchase 386,000 shares of common stock at $1.00 per share. The options vested upon issuance. The Company recognized compensation expense in 2013 of $539,589. The options were value were calculated using the Black Scholes model with risk-free interest rates of 2.94%, volatility of 200.00%, and share prices of $1.40 share.

10. FAIR VALUE

The Company’s financial instruments at December 31, 2014 and 2013 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

The Company believes all of the financial instruments’ recorded values approximate fair market value because of their nature and respective durations.

The Company complies with the provisions of ASC No. 820-10 (“ASC 820-10”), “Fair Value Measurements and Disclosures.”  ASC 820-10 relates to financial assets and financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, which are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

December 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	$-	$21,982,925	$-	$21,982,925
Note payable	$-	$8,316,811	$-	$8,316,811
Derivative Liability	$-	$588,420	$-	$588,420

December 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	$-	18,985,556	$-	18,985,556
Note payable	$-	8,251,937	$-	8,251,937

11. COMMITMENTS AND CONTINGENCIES

Operating leases

The Company is leasing land and a building under an operating lease that has an initial term of 10 years. The term of the lease is considered its initial obligation period, which does not include unexercised option periods. The lease has three renewal options of five years each, exercisable at the option of the Company. The lease includes rent escalation clauses based on fixed rate terms. The Company is also required to pay the landlord its allocated share of common area expenses. The Company has the option to purchase the property depending on the year in which the option is exercises at a purchase price ranging from $7,300,000 to $8,300,000.

On March 18, 2014 the Company made a good faith non-refundable deposit of $200,000 for the purpose of purchasing the property. The deposit was to be applied towards the purchase price of the asset if the purchase of the property closed by June 30, 2014. Since the purchase did not occur by June 30, 2014, the Company forfeited the deposit and the deposit was written off as an expense in calendar year 2014.

Minimum future lease payments under operating leases at December 31, 2014 for the next three years and in the aggregate are as follows:

2015	692,730
2016	423,550
2017	650,100
2018	650,100
2019	650,100
Thereafter	975,150
Total	$4,041,730

Rent expense for the periods ended December 31, 2014 and December 31, 2013 was $863,463 and $934,292, respectively.

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

On December 12, 2012, The Estate of Jerome H. Denner commenced an action entitled Larry Grossinger, Personal Representative of the Estate of Jerome H. Denner v. The Brownstone Group, LLC and Latitude 30 Group, LLC in Duval County Circuit Court, Florida. The lawsuit alleges that Brownstone and our subsidiary, Latitude 30 Group, LLC (“Latitude 30”), on June 25, 2010, executed a promissory note in the principal amount of $879,807 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807 plus interest and attorneys’ fees. Latitude 30 intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. The SEC has brought a lawsuit against the parties responsible for the conversion of escrow funds for similar allegations, and we expect to receive a restitution check in the amount of approximately $155,000 in the next 90 days from the SEC, which would partially offset the amount of this claim. Latitude 30 has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30, and Latitude 30 asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. In March 2015, the Court granted the plaintiff’s motion for summary judgment in this matter. We have filed a motion for reconsideration and, if such motion is not granted, intend to appeal the summary judgment decision. There can be no assurance given that Latitude 30 will prevail in this litigation and in the event that Brownstone and Latitude 30 are ultimately found liable in such litigation it would have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 will be able to look to Brownstone to contribute a pro rata amount to the payment of any judgment.

On October 10, 2014 a complaint was filed by Craig Phillips, a former employee seeking $150,000 in severance and 2,412,574 shares of stock.  The Company denies that any sums are due to Mr. Phillips as a result of his voluntary termination of his employment. The Company intends to vigorously defend this action.  On November 6, 2014 the Company filed a counterclaim against Mr. Phillips arising from his employment with the Company for breach of his employment agreement, declaratory relief, breach of fiduciary duty, defamation, breach of confidentiality agreement, and other claims. Latitude’s position is that are no outstanding paychecks from the company, and no stock is due under the terms of the restrictive stock agreement. There are presently no claims from the Department of Labor against Latitude.

On October 17, 2014, we received a demand for arbitration from Summit Trading Ltd. (“Summit”) arising from a consulting agreement between the Company and Summit.  Summit is seeking 3,344,988 shares of our common stock of the Company.  We do not believe that any sum is due to Summit and intend to vigorously defend the action.

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

12. Interest expense

A summary of interest expense for the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013

Interest charged on debt issuances and other	$5,051,445	$4,743,399
Amortization of discounts on debt issuance	4,993,085	5,008,816
Fair value of warrants issued as additional consideration on debt term extensions and issuances	2,609,545	33,813,620
Interest charged on capital lease obligations	2,476,178	2,508,036
	$15,130,253	$46,073,871

13. STOCKHOLDER’S EQUITY

Series A Preferred Shares

The Company is authorized to issue 20,000,000 shares preferred stock. On March 16, 2011, the Company designated 25,000 shares of Preferred Stock as Series A Preferred Stock, with a par value of $1,000 per share.

The holders of Series A Preferred Stock will not have any voting rights unless and until the Series A Preferred Stock is converted into Common Stock, except as otherwise required by law.

The holders of the Series A Preferred Stock shall be entitled to receive dividends per share of Series A Preferred Stock at a rate of 10% of Stated Value per share annually Dividends will begin to accrue on the date of issuance of the Series A Preferred Stock, except as otherwise agreed to in writing between the Company and the shareholder. The dividends shall be payable on the Voluntary Conversion Date or the Mandatory Conversion Date as defined in the Certificate of Designation as the case may be, in cash or Common Stock at the option of the Company. The number of shares of Common Stock to be received shall be determined by dividing the amount of accrued dividends by the conversion price of $1.40 per share. The Conversion price is adjusted for stock splits, recapitalizations and other events as defined in the Certificate of Designation.

The Series A Preferred Stock of any holder shall be redeemable, in whole or in part, at the option of the Company by resolution of its Board of Directors, from time to time and at any time. The corporation may redeem any individual holder’s shares of Series A Preferred Stock and such redemption shall not be required to be pro rata with any other holders of the series A Preferred stock. The redemption price shall equal the Stated Value of each share of Series A Preferred Stock so redeemed, plus any accrued and unpaid dividends on such share(s) being redeemed.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the series A Preferred Stock shall be entitled to receive, before the holders of any of the Common Stock or other classes of Preferred Stock of the Corporation ranking junior thereto, out of the remaining net assets of the Company, the Stated Value of the Series A Preferred Stock plus any accrued but unpaid dividends. After such payment shall have been made in full to the holders of the outstanding Series A Preferred Stock, or funds or assets necessary for such payment shall have been set aside in trust for the account of the holders of the outstanding Series A Preferred Stock, so as to be and continue to be available therefor, the holders of the outstanding series A Preferred Stock shall be entitled to no further participation in such distribution of the assets of the company.

In the event that, after payment or provision for payment of the debts and other liabilities of the Corporation and preferences or other rights granted to the holders of any senior Preferred Stock, the remaining net assets of the Corporation are not sufficient to pay the liquidator preference of the holders of the Series A Preferred Stock, then no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of the series A Preferred stock upon such liquidation, unless proportionate distributive amounts shall be paid on account of each share of the Series A Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares, including other shares of Series A Preferred stock, are respectively entitled upon such liquidation.

2014 Issuances

In 2014, the Company issued a total of 12,209 shares of Preferred Series A Stock, of which, 69 preferred shares were issued in cancellation of $69,000 due to vendors, and 12,140 preferred shares were issued in cancellation of $12,139,490 of convertible debt. During 2014, the Company converted 24,666 shares of preferred stock and $2,669,742 of accrued dividends into 31,774,755 shares of the Company’s common stock. As of December 31, 2014, there were no Preferred Series A shares outstanding

2013 Issuances

In 2013, the Company issued 4,189 shares of its Series A Preferred Stock in the conversion of debt totaling $4,189,473.

The holders of the Series AA Preferred Stock shall be entitled to receive dividends per share of Series A Preferred Stock at a rate of 10% of Stated Value per share annually Dividends will begin to accrue on the date of issuance of the Series A Preferred Stock, except as otherwise agreed to in writing between the Company and the shareholder. The dividends shall be payable on the Voluntary Conversion Date or the Mandatory Conversion Date as defined in the Certificate of Designation as the case may be, in cash or Common Stock at the option of the Company. The number of shares of Common Stock to be received shall be determined by dividing the amount of accrued dividends by the conversion price of $1.40 per share. The Conversion price is adjusted for stock splits, recapitalizations and other events as defined in the Certificate of Designation.

Series AA Preferred Shares

The Company is authorized to issue 20,000,000 shares preferred stock. On May 9, 2014, the Company designated 25,000 shares as Series AA Preferred Stock.

The holders of Series AA Preferred Stock will not have any voting rights unless and until the Series A Preferred Stock is converted into Common Stock, except as otherwise required by law.

The Series AA Preferred Stock of any holder shall be redeemable, in whole or in part, at the option of the Company by resolution of its Board of Directors, from time to time and at any time. The corporation may redeem any individual holder’s shares of Series AA Preferred Stock and such redemption shall not be required to be pro rata with any other holders of the series A Preferred stock. The redemption price shall equal the Stated Value of each share of Series AA Preferred Stock so redeemed, plus any accrued and unpaid dividends on such share(s) being redeemed.

In the event of any liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the series AA Preferred Stock shall be entitled to receive, before the holders of any of the Common Stock or other classes of Preferred Stock of the Corporation ranking junior thereto, out of the remaining net assets of the Company, the Stated Value of the Series AA Preferred Stock plus any accrued but unpaid dividends. After such payment shall have been made in full to the holders of the outstanding Series A Preferred Stock, or funds or assets necessary for such payment shall have been set aside in trust for the account of the holders of the outstanding Series AA Preferred Stock, so as to be and continue to be available therefor, the holders of the outstanding Series AA Preferred Stock shall be entitled to no further participation in such distribution of the assets of the company.

In the event that, after payment or provision for payment of the debts and other liabilities of the Corporation and preferences or other rights granted to the holders of any senior Preferred Stock, the remaining net assets of the Corporation are not sufficient to pay the liquidator preference of the holders of the Series A Preferred Stock, then no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of the series A Preferred stock upon such liquidation, unless proportionate distributive amounts shall be paid on account of each share of the Series A Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares, including other shares of Series AA Preferred stock, are respectively entitled upon such liquidation.

2014 Issuances

In 2014, the Company issued a total of 6,745 Preferred Series AA Stock, of which, 69 preferred shares were issued in cancellation of $69,050 due to vendors, and 6,676 preferred shares were issued in cancellation of $6,676,142 of convertible debt. During 2014, the Company converted 6,745 shares of preferred stock into 7,690,424 shares of the Company’s common stock. As of December 31, 2014, there were no Preferred Series AA shares outstanding

2013 Issuances

There were no issuance of Series AA Preferred shares issued in 2013.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, par value $0,001. Each holder of record is entitled to one vote for each share of common stock own. Holders of Common Stock shall be entitled to receive dividends in such amounts as the Board of Directors may determine in its sole discretion. Upon any liquidation dissolution or winding up of the Corporation, after the payment all debts and liabilities of the Company and all preference amounts to which the holders of any issued and outstanding Preferred Stock are entitled to with respect to the distribution of assets in liquidation, the holders of Common Stock shall be entitled to share ratably in the remaining assets of the Company available for distribution.

2014 Issuances

In 2014, the Company issued 56,797,748 shares of common stock of which 49,684 shares were issued in the cancellation of $44,800 of debt due to various vendors; 82,459 shares were issued in exchange for a $50,000 advance to Latitude Global (See Note 9 - Related Party Transactions); 8,152,433 shares were issued on the conversion of convertible debt and accrued interest totaling $18,070,134 and the extinguishment of derivative liabilities amounting to $9,356,572; 39,465,179 shares were issued on the conversion of 24,647 shares of Class A Preferred Stock and 6,745 shares of Series AA Preferred Stock. 621,399 shares were issued as consideration on cash advances valued at $560,315, 7,722,523 shares were issued in connection with the issuance and modification of debt valued at $6,056,128, issued 186,315 shares to an employee valued at $160,000, and issued 514,208 shares for consulting services valued at $516,850. During 2014, 373,914 common shares were cancelled. The Company recognized a loss on the conversion and the modification of debt in 2014 totaling $2,128,692.

2013 Issuances

In 2013, the Company issued 7,039,681 common shares in connection with the issuance and modification of debt valued at $6,248,735, issued 895,508 common shares in the cancellation of debt totaling $1,094,985, issued 2,322,858 common shares for consulting services valued at $3,772,504, issued 31,131 common shares for legal services valued at $8,000, and 972,976 common shares to employees valued at $1,791,219. The Company recognized a loss on the issuance of the shares in the modification of debt in 2013 totaling $1,082,709.

Common Stock Warrants

2014

In 2014, a total of 2,612,954 warrants were issued and valued at $2,286,165 of which 170,422 warrants were issued in connection with the issuance of convertible debt valued at $149,129, 1,391,820 warrants were issued as consideration on cash advances valued at $1,217,725 which was charged to interest expense and 1,050,692 warrants were issued for consulting services valued at $919,312.

The above warrant values were calculated using the Black Scholes model with risk-free interest rates ranging from 1.46% to 1.76%, volatility of 200.00%, and share price per share of $1.40.

61

2013

In 2013 a total of 21,666,865 warrants were issued as consideration for short-term cash advances to the Company. These warrants were valued at $33,754,756 and were immediately expensed to operations as interest.

As indicated in Note 5, in connection with the 2013 notes holders were also issued a total of 376.692 detachable warrants to purchase shares of the company’s common stock that are exercisable at a price of at $1.75 per share and expire five years from the date of grant. The initial value of the warrants issued to these holders totaled $653,788. The $653,788 was charged to operations over the life of the related note.

The above warrant values were calculated using the Black Scholes model with risk-free interest rates ranging from 0.65% to 1.75%, volatility of 200.00%, and share prices ranging from $1.40 to $3.00 per share.

A summary of outstanding stock warrants is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – December 31, 2012	7,751,768	$1.12
Granted	22,043,557	$1.12
Exercised	-	$-
Cancelled	-	$-
Outstanding – December 31, 2013	29,795,325	$1.12
Granted	21,666,865	$1.12
Exercised	-	-
Cancelled	-	$-
Outstanding – December 31, 2014	51,462,190	$1.12

2012 Equity Incentive Compensation Plan

Effective December 31 2012, the Company formed the 2012 Equity Incentive Compensation Plan. Under the plan, the Company reserved 5,000,000 shares of its common stock that are available for issuance at the discretion of the Plan’s committee members to officers, directors, employees and consultants. Shares issued under the Plan that are subject to forfeiture, expiration, termination, cash settlement or non-issuance are again be available for issuance under the plan subject to certain restriction as indicated in the Plan Agreement. The Plan shall terminate at the earliest of (a) such time as no Shares remain available for issuance under the Plan, (b) termination of this Plan by the Board, or (c) the tenth anniversary of the Effective Date. Awards outstanding upon expiration of the Plan shall remain in effect until they have been exercised or terminated, or have expired.

2014

In 2014, the Company granted its Board members a total of 984,852 common stock options under the plan with an exercise price of $1.00 per share which expire ten years after the date of grant. Also in 2014, the Company granted 1,574,377 options to its employees and officers. Of the 2,559,229 options granted in 2014, 2,508,640 immediately vested on date of grant and 50,589 options vest in 2015. The 2,559,229 common stock options were valued at $6,605,964 using the Black Scholes option model with risk-free interest rate of 1.54%, volatility of 200.00%, and a share price of $1.40. Of the $6,605,964, $6,561,396 was fully charged to operations in 2014.

62

2013

In December 2013, the Company granted its four Board members a total of 600,840 common stock options under the plan with an exercise price of $1.00 per share that expire ten years after the date of grant. The stock option immediately vested on date of grant. The 600,840 common stock options were valued at $539,589 using the Black Scholes option model with risk-free interest rate of 2.94%, volatility of 200.00%, and share price of $1.40. The $539,589 was fully charged to operations in 2013. In addition, in 2013, the Company issued 942,931 common shares under the plan to its officers and employees valued at $942,931 that was charged to operations in 2013.

A summary of outstanding stock options is as follows:

	Number	Weighted Average
	of Shares	Exercise Price
Outstanding – December 31, 2012	233,487	$.77
Granted	600,840	$.64
Exercised	-	$-
Cancelled	-	$-
Outstanding – December 31, 2013	834,327	$.68
Granted	6,201,626,	$1.00
Exercised	-	$-
Cancelled	-	$-
Outstanding – December 31, 2014	7,035,953	$.96

14. DISCONTINUED OPERATION

On February 22, 2012, Latitude 42 Group, LLC signed a lease for a planned 30,000 square foot venue in Warrenville, Illinois.  The build out was partially executed and a portion of the operational equipment was purchased. During the second half of 2013, L360 was approached by another operator in the same industry to assume the obligations and takeover this location.

In November 2013, the measurement date, management decided that it was in the Company’s best interest to sell the lease and transfer some of the equipment to the Albany, NY venue, a top 13 U.S. mall, which it felt, was a more strategic location for the L360 concept. The lease termination agreement was executed on February 7, 2014 and the equipment purchased for an approximate of $1.2 million was transferred to the new location in April 2014.

The Company has determined the accounting treatment for Latitude 42 is a discontinued operation and the associated expenses are separately disclosed under Discontinued Operations.

15. SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 26, 2014, which is the date when these financial statements will be issued. The following significant subsequent event took place subsequent to December 31, 2014.

63

Notes and Loans Payable

Subsequent to the balance sheet date of December 31, 2014 and through March 26, 2015, the Company received new funding of $3,022,250 through the issuance of notes payable from which $1,760,000 is conventional and $1,262,250 is convertible into the Company’s common stock. All notes are short term and the interest rates range from 0% to 12% per annum.

Additionally, during this period, the Company converted notes payables plus accrued interest totaling $4,078,799 to 4,141,553 shares of the Company’s common stock valued at $4,893,073. As part of these transactions the Company granted additional equity of $62,754. Along with the conversion, the Company issued 4,141,553 warrants, in addition to the common stock, valued at $3,586,329. The conversions resulted in the Company recognizing a loss of $4,337,850 on the modification of debt.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATITUDE 360, INC.

By:	/s/ Brent W. Brown
Brent W. Brown
Chief Executive Officer

Date: April 15, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent W. Brown, Gregory Garson and Alan Greenstein, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brent W. Brown	Chief Executive Officer and Chairman of the Board	April 15, 2015
Brent W. Brown	(Principal Executive Officer)

/s/ Gregory Garson	President and Director	April 15, 2015
Gregory Garson

/s/ Alan Greenstein	Chief Financial Officer	April 15, 2015
Alan Greenstein	(Principal Financial and Accounting Officer)

/s/ John Alexon	Director	April 15, 2015
John Alexon

/s/ Tim Gannon	Director	April 15, 2015
Tim Gannon

/s/ Casey Gunnell	Director	April 15, 2015
Casey Gunnell

/s/ Michael P. Norris	Director	April 15, 2015
Michael P. Norris

/s/ Michael G. Simon	Director	April 15, 2015
Michael G. Simon

65

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated April 8, 2014 (1)
2.2	Amendment No. 1, dated May 2, 2014, to Agreement and Plan of Merger (2)
2.3	Amendment No. 2, dated May 16, 2014, to Agreement and Plan of Merger (3)
3.1	Articles of Incorporation (4)
3.2	Articles of Merger filed June 2, 2014 (5)
3.3	By-laws (4)
21.1	List of subsidiaries*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on April 9, 2014.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on May 5, 2014.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on May 20, 2014.
(4)	Incorporated by reference to an exhibit to the Registration Statement on Form SB-1 filed by the registrant on October 25, 2006.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on June 5, 2015.
*	Filed herewith
**	Furnished herewith

66