Form 10-K/A
period 2014-12-31
LATITUDE 360, INC.
filed 2015-04-30
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

None.

Unless the context otherwise requires, when we use the words the “Company,” “Latitude 360,” “we,” “us,” or “our Company” in this Form 10-K, we are referring to Latitude 360, Inc., a Nevada corporation f/k/a Kingdom Koncrete, Inc., and its subsidiaries, unless it is clear from the context or expressly stated that these references are only to Latitude 360, Inc.

EXPLANATORY NOTE

The purpose of this Form 10-K/A is to amend Part III, Items 10 through 14, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the Securities and Exchange Commission on April 15, 2015 (the “Form 10-K”). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Form 10-K/A under Item 15 of Part IV hereof.

For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2006 Form 10-K have been amended and restated in their entireties. No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Key Employees

Our directors and executive officers and their ages as of April 10, 2015, are as follows:

Name	Age	Title
Brent W. Brown	46	Chief Executive Officer and Chairman of the Board of Directors
Gregory Garson	54	President and Director
John Alexon	55	Director
Tim Gannon	66	Director
Casey Gunnell	68	Director
Michael P. Norris	61	Director
Michael G. Simon	49	Director

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

John Alexon joined our board of directors in June 2014. Mr. Alexon has served as President of St. John’s Market Place Inc., a mixed use property located in St. Augustine, Florida, since founding it in August 1984. Since February 1989 Mr. Alexon has also served as Vice President of Jacksonville Beach Properties, Inc., and since 1987 as a broker with Alexon Realty. John is a graduate of Michigan State University with degrees in Business Administration and Marketing.

Tim Gannon joined our board of directors in June 2014. In 2006, Mr. Gannon co-founded OSI Restaurant Partners, Inc., an operator of Outback Steakhouse, Carrabba’s Italian Grill, Bonefish Grill, Roy’s Restaurant and Fleming’s Prime Steakhouse & Wine Bar units, which was sold to OSI Restaurant Partners, LLC (f/k/a Kangaroo Holdings, Inc.) in 2007. He served as Senior Vice President of OSI Restaurant Partners, Inc. from June 14, 2007 to August 13, 2012. Since September 2012, Mr. Gannon has served as CEO of Palm Beach PDQ, a restaurant dining concept he co-founded. In 1994 Inc. Magazine named Mr. Gannon its “Entrepreneur of the Year.” He was presented with a Lifetime Achievement Award by The Florida Restaurant Hall of Fame, was inducted into the US Business Hall of Fame and he is also a member of the Tampa Bay Chamber of Commerce Business Hall of Fame.

Casey Gunnell joined our board of directors in June 2014. Since January 2009, he has served as President and as a member of the Board of Directors of NeedleNurse, Inc., a privately owned startup medical device company that he co-founded. From December 2005 to December 2009, he has also served as a Managing Director of Cornerstone Management, LLC, a private firm providing advisory, interim staffing and project management solutions to distressed companies. He has also served, since April 1998, as President of Gunnell Family Corp., a private firm focused on interim management solutions and business advisory services. Mr. Gunnell, through Gunnell Family Corp., was a member of the HealthSouth Corporation restructuring team from April 2003 to August 2004. During that period Mr. Gunnell was the HealthSouth representative on the Board of Directors of a majority owned subsidiary, Source Medical Solutions, Inc. Mr. Gunnell has also served the majority of his career in various senior executive positions, including Executive Vice President and Chief Financial Officer (approximately 19 years) of a multibillion dollar company, JM Family Enterprises, Inc. (parent of Southeast Toyota Distributors, Inc.) and then as Senior Vice President and Chief Financial Officer ( approximately 1 year) for AutoNation, Inc. Previously, from April 2010 to December 2012, Mr. Gunnell served on the Board of Directors of Metropolitan Health Networks (NYSE: “MDF”). Also previously, from February 2005 to June 2009, Mr. Gunnell served on the Board of Directors of US Spine, Inc. a privately owned early stage spinal implant and medical device company. Mr. Gunnell earned a Bachelor of Business Administration degree from Florida Atlantic University.

Michael P. Norris joined our board of directors in June 2014. Since June 2015, Mr. Norris has served as COO and Market President of Business & Industry and Sports and Leisure of Sodexo Group, a leading quality of life services company. Prior to that, Mr. Norris worked at Sodexo North America from 2005 until June 2014, most recently serving as Chief Operating Officer and Market President since June 2005. In addition from 2006 thru 2009 he also served as Group President, International Development for Sodexo. He currently has been named CEO of Health Care for Sodexo North America. Prior to joining Sodexo, Mr. Norris held various positions with Loews Cineplex Entertainment U.S., most recently serving as President. Prior to that, Mr. Norris served as president and chief operating officer of WYWY PAC-AM Food Concepts PTE Ltd., the master franchise for Brinker International in Asia. Mr. Norris holds an M.B.A from the University of East London, London, England.

Michael G. Simon joined our board of directors in June 2014. Since September 1990, Mr. Simon has been an attorney (and since 1994 has been a partner) with Frankovitch, Anetakis, Colantonio & Simon, a law firm.  In addition to his law practice, Mr. Simon is an NFLPA Certified Contractual Advisor and a certified Athletic Agent with the State of West Virginia.  Mr. Simon is a partner in the sports agency Vantage Management Group. Mr. Simon graduated from Youngstown State University in 1987 and the University Dayton School of Law in 1990.

Independence of Directors

As our stock is not listed on a national securities exchange, we determine the independence of our directors based on the criteria set forth in the listing rules of the NASDAQ Stock Market LLC (the “Listing Rules”). The Listing Rules generally define as independent any person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that Mr. Alexon, Mr. Gannon, Mr. Gunnell, Mr. Norris and Mr. Simon are each independent directors.

Audit Committee

The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Casey Gunnell (Chairman) and Michael Simon and John Alexon serve on this committee. The board of directors has determined that Mr. Gunnell is an “audit committee financial expert.” The board of directors has determined that each of the members of the Audit Committee is independent as defined in Rule 5605(a)(2) of the Listing Rules.

The Audit Committee operates under a written charter adopted by the Board of Directors and assists the Board of Directors by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees. The Audit Committee charter is available on our website, www.latitude360.com.

Compensation Committee

The Compensation Committee is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Michael Simon (Chairman), Casey Gunnell and John Alexon serve on this committee. The board of directors has determined that Mr. Gunnell is an “audit committee financial expert.” The board of directors has determined that each of the members of the Audit Committee is independent as defined in Rule 5605(a)(2) of the Listing Rules.

The Compensation Committee operates under a written charter adopted by the Board of Directors and assists the Board of Directors by evaluating and determining the compensation of employed board of director’s members.

Director Nominees

Our board of directors is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. All members have to agree on such elections. Our board of directors will considers persons identified by our stockholders, management, investment bankers and others. In general, the board believes that persons to be nominated should be actively engaged in business, have an understanding of financial statements, corporate budgeting and capital structure, be familiar with the requirements of a publicly traded company, be familiar with industries relevant to our business, be willing to devote significant time to the oversight duties of the board of directors of a public company, and be able to promote a diversity of views based on the person’s education, experience and professional employment. The nominating and corporate governance committee will evaluate each individual in the context of the board as a whole, with the objective of recommending a group of persons that it believes can best implement our business plan, perpetuate our business and represent stockholder interests. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating and corporate governance committee will not distinguish among nominees recommended by stockholders and other persons.

The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Committee considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our executive officers, directors and employees, its subsidiaries and its controlled affiliates in accordance with applicable federal securities laws. A copy of the code of conduct and ethics is available on our website.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the board of directors or to specified individual directors, including any non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our legal counsel and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled board meeting;

•	if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;

•	if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;

•	if they relate to the recommendation of the nomination of an individual, forwarded to the nominating and corporate governance committee or discussed at the next scheduled nominating and corporate governance committee meeting; or

•	if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the board of directors at the next scheduled board meeting.

Item 11. Executive Compensation

Executive Officer Compensation

The following provides an overview of our compensation policies and programs and identifies the elements of compensation for 2014 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2014, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2014 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2014. Our named executive officers for 2014 are Brent W. Brown, who has served as our Chief Executive Officer since June 3, 2014, following our acquisition of Latitude 360, Inc., a Florida corporation (“L360”); Gregory Garson, who has served as our President since June 3, 2014, following our acquisition of L360; and Edward Stevens, who served as our Chief Executive Officer until his resignation on June 3, 2014.

Our compensation committee determines, or recommends to the full board of directors for determination, the salaries and other compensation of our named executive officers and makes grants under, and administers, our equity compensation plan. The compensation committee did not engage or consult with any compensation consultants or advisors during the year ended December 31, 2014.

Employment Agreements

We have entered into employment agreements with each of Mr. Brown and Mr. Garson, summarized below. Except as described below, we are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Brent W. Brown

Mr. Brown is party to an employment agreement, effective as of July 1, 2011, with our subsidiary Latitude Global, Inc., pursuant to which Mr. Brown serves as our Chief Executive Officer. The employment agreement expires on December 31, 2016, unless terminated earlier. Under the employment agreement, Mr. Brown is entitled to receive an annual salary of $356,000, subject to adjustment from time to time at the discretion of the Board of Directors, and subject to increases of 5% upon the successful opening of each Latitude location after the initial four locations. Mr. Brown is also eligible to receive performance bonuses at the discretion of the Board of Directors.

In the event Mr. Brown’s employment under the employment agreement is terminated by the Company without “Cause” (as such term is defined in the employment agreement), in addition to the amounts accrued to him, Mr. Brown would be entitled to receive continued payment of his then-current base salary and continuation of his health insurance for the remainder of the term of the agreement (or, if less than one year is then remaining in the term, for an additional one year following the date of termination). In the event of Mr. Brown’s death or incapacity during the term of the employment agreement, Mr. Brown’s estate or legal representative would be entitled to receive continued payment of Mr. Brown’s then-current base salary for a period of 12 months.

During the term of the employment agreement and for a period of one year thereafter, Mr. Brown is subject to non-solicitation and non-competition provisions. Mr. Brown is also subject to confidentiality provisions both during and after his employment with the Company.

Gregory Garson

Mr. Garson is party to an employment agreement, effective as of July 1, 2011, with our subsidiary Latitude Global, Inc., pursuant to which Mr. Garson serves as our President. The employment agreement expires on December 31, 2016, unless terminated earlier. Under the employment agreement, Mr. Garson is entitled to receive an annual salary of $250,000, subject to adjustment from time to time at the discretion of the Board of Directors, and subject to increases of 5% upon the successful opening of each Latitude location after the initial four locations. Mr. Garson is also eligible to receive performance bonuses at the discretion of the Board of Directors.

In the event Mr. Garson’s employment under the employment agreement is terminated by the Company without “Cause” (as such term is defined in the employment agreement), in addition to the amounts accrued to him, Mr. Garson would be entitled to receive continued payment of his then-current base salary and continuation of his health insurance for the remainder of the term of the agreement (or, if less than one year is then remaining in the term, for an additional one year following the date of termination). In the event of Mr. Garson’s death or incapacity during the term of the employment agreement, Mr. Garson’s estate or legal representative would be entitled to receive continued payment of Mr. Garson’s then-current base salary for a period of 12 months.

During the term of the employment agreement and for a period of one year thereafter, Mr. Garson is subject to non-solicitation and non-competition provisions. Mr. Garson is also subject to confidentiality provisions both during and after his employment with the Company.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers in 2013 and 2014. In the case of Mr. Brown and Mr. Garson, compensation for all periods through May 30, 2014 represents compensation earned for service to our predecessor, L360.

Name and	Year	Salary	Bonus	Option	Non-Equity	All Other	Total
Principal Positions		($)	($)	Awards(1)	Incentive Plan	Compensation (2)	($)
				($)	Compensation	($)
					($)
Brent W. Brown	2014	356,000	-	1,371,200	-	-	1,727,200
Chief Executive Officer (3)	2013	356,000	-	-	-	-	1,727,200
Gregory Garson	2014	250,000	-	1,371,200	-	-	1,621,200
President (4)	2013	250,000	-	-	-	-	1,621,200
Edward Stevens	2014	30,000	-	-	-	-	30,000
Former Chief Executive Officer(5)	2013	21,000	-	-	-	-	21,000

(1) Amounts represent the full grant date fair value of option awards granted to our named executive officers during 2013 and 2014 calculated in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts reflect the accounting expense that we will recognize over the vesting term for these awards and do not correspond to the actual value that will be realized by the executives, if any.

(2) “All Other Compensation” consists of the following categories of potential compensation: [“personal” legal fees, the incremental cost of each executive’s personal use of corporate aircraft, automobiles and properties, personal financial planning, cash flexible prerequisite payments, temporary housing, club memberships, excess liability insurance, health insurance requirements, security services, tax reimbursement payments, plan relocation, make whole payments, above-market interest, matching contributions, executive life insurance, other plan relocation and amounts accrued in connection with resignation, retirement, or termination.] To the extent an executive officer received any such compensation, an explanatory footnote is provided in this table.

(3) Mr. Brown was appointed Chief Executive Officer on June 3, 2014, following the consummation of our acquisition of L360. Prior to that, Mr. Brown had served as Chief Executive Officer of L360, our predecessor.

(4) Mr. Garson was appointed President on June 3, 2014, following the consummation of our acquisition of L360. Prior to that, Mr. Garson had served as President of L360, our predecessor.

(5) Mr. Stevens served as Chief Executive Officer until June 3, 2014, when he resigned following our acquisition of L360.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options for each of our named executive officers that were outstanding as of December 31, 2014. None of our named executive officers held unvested stock or equity incentive awards as of December 31, 2014.

Name	Number of Securities Underlying Unexercised Options – Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price	Option Expiration Date

Brent W. Brown	1,556,580	-	0.6424	May 15, 2019
Gregory Garson	1,556,580	-	0.6424	May 15, 2019
Edward Stevens	-	-	-	-

Director Compensation

Our board of directors adopted a compensation plan for non-employee directors of the board, effective December 23, 2013. The plan indicates that the Company will grant to each non-employee director, an option to purchase fifty thousand (50,000) shares of the Company’s common stock, $0.001 par value per share upon becoming a member of the Board, plus and annual stipend of ten thousand dollars ($10,000), prorated based on commencement date, in cash or which may, at the board member’s discretion, be converted into an option to purchase an additional ten thousand (10,000) shares of the Company’s common stock at exercise price. In addition, the non-employee board members, shall receive an annual option of forty thousand (40,000) shares of the Company’s common stock, prorated in the event of termination or resignation. We will also reimburse directors for reasonable travel and other expenses in connection with attending meetings of the board.

The following table provides compensation information for our non-employee directors for 2014.

Name	Fees Earned or Paid in Cash	Fees Earned or Paid in Stock	Total
John Alexon	$10,000	40,000 Option shares	10,000 cash; 40,000 Option shares
Tim Gannon	$10,000	90,000 Option shares	10,000 cash; 90,000 Option shares
Casey Gunnell	$10,000	40,000 Option shares	10,000 cash; 40,000 Option shares
Michael P. Norris	$10,000	40,000 Option shares	10,000 cash; 40,000 Option shares
Michael G. Simon	$10,000	40,000 Option shares	10,000 cash; 40,000 Option shares

Compensation Committee Interlocks and Insider Participation

Michael Simon (Chairman), Casey Gunnell and John Alexon, served on the Compensation Committee in 2014. No members of the committee has served as one of our officers or employees at any time. None of our executive officers serve, or in the past fiscal year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	7,035,953	$0.96	-

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Such executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all stockholders have complied with all filing requirements applicable to 10% beneficial owners during the year-ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2015, certain information as to the stock ownership of (i) each person known by the Company to own beneficially more than five percent of the Company’s Common Stock, (ii) each of the Company’s officers and directors, and (iii) the Company’s executive officers and directors as a group. Except otherwise set forth in the notes to the table, the business address of each shareholder is c/o the Company, 6022 San Jose Blvd., Jacksonville, Florida 32217. Information provided as to 5% shareholders other than our employees or management is based solely on forms 13D or 13G filed with the Securities and Exchange Commission and subsequent issuances by the Company.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

The applicable percentage of ownership is based on 131,371,514 shares outstanding as of April 10, 2015.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Common Stock
Brent W. Brown (1)	13,758,330	10.5%
Gregory S. Garson (2)	10,055,015	7.7%
Alan Greenstein	0	-
John Timothy Gannon (3)	100,000	*
John Alexon (4)	5,095,459	3.9%
Michael G. Simon (5)	3,183,306	2.4%
Casey Gunnell (6)	283,975	*
Michael Norris (7)	143,395	*
All Directors and Executive Officers as a group (8 persons)	32,619,480	24.8%

*	Less than 1%.
(1)	Consists of (i) 12,201,750 shares held by Structured Holdings II, LLC, which is 100% owned by Brent W. Brown and Antonia Z. Brown, as tenants by the entirety, and (ii) 1,556,580 shares subject to stock options held by Mr. Brown that are currently exercisable.
(2)	Consists of (i) 1,556,680 shares subject to stock options held by Mr. Garson that are currently exercisable and (ii) 8,498,335 shares held by Jupiter III Holdings, LLC. Mr. Garson disclaims beneficial ownership of the shares of the Company's common stock held by Jupiter III Holdings, LLC, except to the extent of his pecuniary interest therein.
(3)	Consists of shares subject to stock options held by Mr. Gannon that are currently exercisable.
(4)	Consists of (i) 1,695,792 shares held directly by Mr. Alexon, (ii) 277,261 shares subject to stock options held by Mr. Alexon that are currently exercisable and (iii) 3,122,406 shares held by the Laura E. Alexon Trust. Mr. Alexon disclaims beneficial ownership of the shares of the Company's common stock held by the Laura E. Alexon Trust, except to the extent of his pecuniary interest therein.
(5)	Consists of (i) 1,597,480 shares held directly by Mr. Simon, (ii) 184,904 shares subject to stock options held by Mr. Simon that are currently exercisable and (iii) 1,400,922 shares subject to warrants held by Mr. Simon that are currently exercisable.
(6)	Consists of (i) 88,695 shares held directly by Mr. Gunnell and (ii) 195,280 shares subject to stock options held by Mr. Gunnell that are currently exercisable.
(7)	Consists of shares subject to stock options held by Mr. Norris that are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our audit committee, pursuant to our written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire on an annual basis that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

Item 14 . Principal Accountant Fees and Services.

The aggregate fees billed to our Company by The Hall Group, CPAs for the fiscal year ended December 31, 2013 and by Jonathon P. Reuben CPA for the fiscal year ended December 31, 2014 are as follows:

	2013	2014
Audit Fees(1)	$316,034	$146,940
Audit-Related Fees(2)	84,181	4,200
Tax Fees(3)
All Other Fees(4)

Total	$316,034	$151,140

(1)	Audit Fees consist of fees incurred for the audits of our annual consolidated financial statements and internal control over financial reporting, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of each fiscal year and for fees incurred related to other SEC filings.
(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.
(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.
(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The committee may delegate the authority to pre-approve the retention of the independent registered public accounting firm for permitted non-audit services to one or more members of the committee, provided that such persons are required to present the pre-approval of any permitted non-audit service to the committee at the next meeting following any such pre-approval. All services listed above performed by the independent registered public accounting firm under the categories Audit-Related, Tax and All Other Fees described above were pre-approved by the committee pursuant to the de minimis exception established by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATITUDE 360, INC.

By:	/s/ Brent W. Brown
Brent W. Brown Chief Executive Officer

Date: April 30, 2015

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brent W. Brown	Chief Executive Officer and Chairman of the Board	April 30, 2015
Brent W. Brown	(Principal Executive Officer)

/s/ Gregory Garson	President and Director	April 30, 2015
Gregory Garson

/s/ Alan Greenstein	Chief Financial Officer	April 30, 2015
Alan Greenstein	(Principal Financial and Accounting Officer)

*	Director	April 30, 2015
John Alexon

*	Director	April 30, 2015
Tim Gannon

*	Director	April 30, 2015
Casey Gunnell

*	Director	April 30, 2015
Michael P. Norris

*	Director	April 30, 2015
Michael G. Simon

*By:	/s/ Gregory Garson
Gregory Garson, Attorney-in-fact

