Form 10-Q
period 2015-03-31
LATITUDE 360, INC.
filed 2015-05-20
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-55259

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

As of May 7, 2015, 131,447,510 shares of the common stock of the registrant were outstanding.

PART I

Item 1.      Consolidated Financial Statements

LATITUDE 360, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$140,532	$99,329
Accounts receivable	33,465	100,788
Franchise fee receivable from related party	410,960	187,215
Other receivables	53,669	32,669
Due from related parties	116,808	108,592
Inventories	257,024	312,277
Prepaid expenses	71,531	-
Total current assets	1,083,989	840,870

Property and equipment, net	43,777,586	44,712,350
Idle Property	2,010,083	2,010,083
Other assets	395,938	392,462
	46,183,607	47,114,895

Total assets	$47,267,596	$47,955,765

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$5,797,424	$7,966,213
Accounts payable - Construction related	6,540,543	5,055,041
Accrued expenses	6,179,586	4,409,541
Accrued compensation - related party	1,600,000	1,600,000
Due to related parties	460,381	388,990
Obligations under capital lease	317,302	317,302
Deferred rent	19,700	19,700
Deferred revenue	100,498
Interest payable	3,977,722	3,579,302
Derivative Liabilities	1,183,203	588,420
Short-term notes payable	23,332,246	25,859,970
Total current liabilities	49,508,605	49,784,479

Deferred rent	206,850	206,850
Obligations under capital lease	20,722,751	20,789,276
	20,929,601	20,996,126

Total liabilities	70,438,206	70,780,605

Stockholders' equity:
Preferred stock, 20,000,000 shares authorized;
Preferred stock Series A $1,000 par value, 25,000 shares designated,	-	-
No shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-

Preferred stock Series AA $1,000 par value, 25,000 shares designated,	-	-
No shares issued and outstanding at December 31 2015 and 2014	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
131,392,795 shares issued and outstanding as of December 31, 2014
and 127,151,243 shares issued and outstanding as of December 31, 2014	131,393	127,151
Additional paid-in capital	152,627,953	143,860,917
Retained earnings	(175,929,956)	(166,812,908)
Total stockholders' equity	(23,170,610)	(22,824,840)

Total liabilities and stockholders' equity	$47,267,596	$47,955,765

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended	Quarter ended
	March 31,	March 31,
	2015	2014

Net Sales	$5,641,106	$5,043,140

Cost and Expenses:
Cost of Sales	1,069,165	993,508
Labor	2,419,451	1,965,198
Occupancy and related costs	648,958	765,540
Professional fees	868,728	470,210
Depreciation and Amortization	1,076,226	999,913
Selling, general and administrative expenses	3,065,034	2,755,032

Total costs and expenses	9,147,562	7,949,401

Loss from operations	(3,506,456)	(2,906,261)

Other (income)/expense
Interest expense	1,736,128	3,970,044
Loss on modification of debt	4,273,062	-
Change in fair value of derivative liability	9,940	-
Loss from fixed assets sold	-	357
Franchise Fee	(410,960)	-

Net loss from continued operations	(9,114,626)	(6,876,662)

Discontinued Operations
Loss from discontinued operations	2,422	62,753

Net Loss	$(9,117,048)	$(6,939,415)

Basic and diluted loss per share
Continued operations	$(0.07)	$(0.09)
Discontinued operations	0.00	0.00
	$(0.07)	$(0.09)

Weighted average shares outstanding	129,787,806	72,928,991

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

							Additional		Other
	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)

Balance, December 31, 2013	12,457	$12,457,517	-	-	70,727,409	$70,727	$75,327,534	$(115,861,062)	-	$(28,005,284)

Shares issued in connection with the issuance of convertible debt	-	-	-	-	7,726,071	7,726	6,051,511	-	-	6,059,237
Shares issued in connection with the issuance of short term cash advances	-	-	-	-	621,399	621	559,694	-	-	560,315
Shares issued in connection with the issuance of loan to Latitude Global	-	-	-	-	82,459	82	173,082	-	-	173,164
Shares issued in exchange for vendor debt cancellation	69	69,000	69	69,050	49,684	50	44,750	-	-	182,850
Shares issued in exchange for cancellation of debt	12,140	12,139,490	6,676	6,676,142	8,152,433	8,152	18,061,982	-	-	36,885,766
Conversion of preferred stock and accrued dividends into common stock	(24,666)	(24,666,007)	(6,745)	(6,745,192)	39,465,179	39,466	34,041,475	-	-	2,669,742
Shares issued for consulting services	-	-	-	-	514,208	515	516,335	-	-	516,850
Shares issued to employees	-	-	-	-	186,315	186	159,814	-	-	160,000
Employee rights offering	-	-	-	-	-	-	(145,894)	-	-	(145,894)
Finance costs recognized on stock warrant grants	-	-	-	-	-	-	1,309,254	-	-	1,309,254
Compensation recognized on stock warrant grants	-	-	-	-	-	-	919,312	-	-	919,312
Compensation recognized on stock option grants	-	-	-	-	-	-	6,561,396	-	-	6,561,396
Common shares cancelled	-	-	-	-	(373,914)	(374)	374	-	-	-
Discounts issue on convertible debt	-	-	-	-	-	-	280,298	-	-	280,298
Accrued Preferred Stock dividends								(649,467)		(649,467)
Net loss for period	-	-	-	-	-	-	-	(50,302,379)		(50,302,379)

Balance, December 31, 2014	-	-	-	-	127,151,243	127,151	143,860,917	(166,812,908)	-	(22,824,840)

Shares issued in connection with the issuance of convertible debt										-
Shares issued in connection with the issuance of short term cash advances										-
Shares issued in connection with the issuance of loan to Latitude Global										-
Shares issued in exchange for vendor debt cancellation					20,000	20	19,980			20,000
Shares issued in exchange for cancellation of debt					4,221,552	4,222	8,555,179			8,559,401
Common shares cancelled										-
Discounts issue on convertible debt							191,877			191,877
Accrued Preferred Stock dividends								-		-
Net loss for period								(9,117,048)		(9,117,048)

Balance, March 31, 2015	-	$-	-	$-	131,392,795	$131,393	$152,627,953	$(175,929,956)	-	$(23,170,610)

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter ended	Quarter ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(9,117,048)	$(6,939,415)
Adjustments to reconcile net loss to net cash
used in operating activities:
Operating activities of discontinued operations	2,422	62,753
Net loss from operations	(9,114,626)	(6,876,662)
Depreciation and amortization expense	1,076,226	999,913
Amortization on discount of convertible debt	171,665	968,396
Stock based compensation	20,000	61,049
Interest expense	1,863,669	-
Loss on modification of debt	4,273,062	-
Loss on disposition of assets	-	357
Change in fair value of derivative liability	9,940	-
(Increase) decrease in assets:
(Increase) decrease in accounts and other receivables	67,323	(784)
(Increase) decrease in inventories	55,253	34,278
(Increase) decrease in prepaid expenses	(71,531)	4,558
(Increase) in other assets	(248,221)	(1,334,439)
Increase (decrease) in liabilities:
Increase in accounts payable	(685,708)	(1,341,172)
Increase in accrued expenses	1,870,543	39,522
Increase in interest payable	(1,337,708)	344,225
Interest payable on obligations under capital leases		(275,999)
(Decrease) increase in deferred rent	-	211,451

Net cash provided by (used in) operating activities	(2,050,113)	(7,165,307)

Cash Flows from Investing Activities
Proceeds from sale of asset	-	-
Purchase of property and equipment	(141,462)	1,004,389

Net cash used in investing activities	(141,462)	1,004,389

Cash Flows from financing activities
Restricted cash reclassification	-	318,646
Proceeds from construction loans	-	-
Proceeds from issuance of convertible and other debt	3,042,250	7,448,101
Principal reduction in convertible and other debt	(806,121)	(463,928)
Repayment of dividends payable	-	606
Proceeds from related party advances	63,175
Principal reduction in obligations under capital leases	(66,525)	-

Net cash provided by financing activities	2,232,779	7,303,425

Net (decrease) increase in cash	41,203	138,118

Beginning balance - cash	99,329	170,950

Ending balance - cash	$140,532	$309,068
Supplemental Information:

Interest expense paid	$13,005	$20,590
Income taxes paid	$-
Non-cash investing and financing activities:

Common shares issued in conversion of debt	$4,178,798	$2,875,590
Preferred shares issued in conversion of debt	$-	$2,459,982

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

L360 opened its first venue in 2011 located in Jacksonville, Florida (Jax). In 2012 opened two venues located in Indianapolis, Indiana (Indy), and Pittsburgh, Pennsylvania (Pitt). Each venue consists of a full-service restaurant and bar, dine-in bowling lanes, dine-in luxury screening room, and a dine-in live performance theatre. L360 commenced constructing Lat 42’s venue located in Chicago, Illinois, in 2012. The Company decided to abandon the Chicago location in 2013. The Company is accounting for Lat 42’s activity as a discontinued operation pursuant to Accounting Standards Codification (“ASC”) Topic 250-20, “Discontinued Operations”. In 2014 L360 commenced constructing venues located in Albany, NY, Minneapolis, MN and South Boston, MA. These venues are expected to open during 2015. These venues were still under construction as of March 31, 2015.

On December 16, 2014, the Company filed an amendment to its Articles of Incorporation increasing the number of authorized preferred shares to 20,000,000 and increasing the number of authorized common stock shares to 500,000,000.

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS AND LIQUIDITY

The Company has incurred significant losses from operations during the three months ended March 31, 2015 and the year ended December 31, 2014, and on a consolidated basis has an accumulated deficit of $175,929,956 and $166,812,908 for the years then ended. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues located in Albany, NY, Minneapolis, MN and South Boston, MA expected to begin operation in 2015. There are no assurances Management will be able to raise capital on terms acceptable to the Company or cash flow generated from its venues will be sufficient to meets its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

Subsequent to the balance sheet date and through May 7, 2015, the Company received cash funding of approximately $1,374,000 through the issuance of short term and long term notes. As of May 7, 2015, the Company has approximately $18 million in notes payable which are due periodically through calendar year 2015, 2016 and 2017.

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses recognized in 2015 or 2014.

Revenue Recognition

Revenues from the operation of the facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed. The revenue from electronic gift cards deferred as of March 31, 2015 and December 31, 2014 was $162,931 and $250,621, respectively, and is included in accrued expenses.

During the latter part of 2014 the Company implemented a customer loyalty program in which customers earn coupons and points based on registration in the program, payment of a monthly fee and purchases within the venues. Points earned are to be exchanged for certain services. Points earned do not expire. The Company records a portion of the retail value of the loyalty program as a discount from gross sales and the remainder is recorded as deferred revenue. A liability, for points earned but unused, are recorded as accrued expenses with the offset as a prepaid expense in the consolidated financial statements. The accrued liability related to the loyalty program was $69,503 as of March 31, 2015. Costs associated with the coupons are classified as a discount of the gross sales in the period in which the coupon is redeemed.

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

The Master Franchisee is obligated to pay the Master Franchisor a territory fee in the amount of $5,000,000, which is payable no later than three (3) years from the effective date of November 21, 2014, in the amount of $1,666,667 per year, payable by the end of each year for the three (3) years, unless otherwise mutually agreed upon in writing between the Master Franchisee and Master Franchisor.

For the three month period ended March 31, 2015, Latitude 360, Inc., per the agreement, recorded franchise revenue of $410,960 with an offsetting receivable entry of $410,960.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair-value-based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended March 31, 2015 the Company had stock based compensation totaling $4,420,603 of which $20,000 was recognized as consulting through the issuance of 20,000 common shares, $127,541 was recognized as interest expense on the issuance of 62,754 common shares, and $4,273,062 was recognized as loss on modification of debt through the issuance of 4,158,798 common shares in connection with the cancellation of debt totaling $4,084,627, During the three months ended March 31, 2014, , the Company recognized stock-based compensation totaling approximately $2,400,542, of which $1,189,865 was recognized as interest expense on the issuance of 1,251,997 common shares in connection with the issuance and extension of short term loans, $7,000 was recognized for consulting services on the issuance of 7,763 shares of common stock, $20,000 was recognized as employee compensation on the issuance of 31,052 common shares, $1,149,628 was recognized as interest expense on the granting of 1,313,991 common stock warrants, and $34,049 was recognized as consulting expense on the granting of 38,915 common stock warrants

Loss per Share

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

Potential common shares as of March 31, 2015 that have been excluded from the computation of diluted net loss per share amounted to 54,836,846 shares and include 37,563,808 warrants, 6,579,455 options and $13,784,563 of debt and accrued interest convertible into 10,693,583 shares of the Company’s common stock. Of the 54,836,846 potential common shares at March 31, 2015, 50,875,082 were vested. Potential common shares as of March 31, 2014 that have been excluded from the computation of diluted net loss per share amounted to 49,205,030 shares and include 31,248,628 warrants, 834,327 options and $23,970,905 of debt and accrued interest convertible into 17,122,075 shares of the Company’s common stock. Of the 49,282,859 potential common shares at March 31, 2014, 49,282,859 were vested.

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods. Advertising costs for the three month periods ended March 31, 2015 and 2014 were approximately $52,428 and $95,725 respectively.

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

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). Interest bearing accounts are insured up to $250,000 and non-interest bearing accounts have no limitation. From time to time, the Company may have cash in financial institutions in excess of federally insured limits. As of March 31, 2015 and December 31, 2014, the Company did not have cash in excess of FDIC limits.

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

4. INVENTORIES

Inventories at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
Produce, meats and other food products	$100,290	$118,486
Liquor and beverages	99,902	130,542
Redemption toys and others	56,832	63,249
Total	$257,024	$312,277

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,	Estimated useful Lives
	2015	2014
Audio/Visual	$6,140,365	$6,100,488	10
Computers & Software	1,102,693	1,098,918	3
Equipment	3,443,340	3,444,015	5-10
Furniture	1,180,980	1,180,305	10
Gaming Equipment	5,760,308	5,750,347	5
Vehicle	121,737	115,850	5
Leasehold improvements	19,134,317	18,452,353	20
Property held under capital leases	20,506,577	21,106,578	5-20
	57,390,317	57,248,854
Less accumulated depreciation	(11,602,648)	(10,526,421)
	45,787,669	46,722,433
Less - Idle Equipment	(2,010,083)	(2,010,083)
Property and Equipment, net	$43,777,586	$44,712,350

Depreciation and amortization expense for the period ended March 31, 2015 and 2014 amount to $1,076,226 and $999,913, respectively.

6. NOTES AND LOANS PAYABLES

Convertible Debt

2015

As of March 31, 2015, the Company issued convertible notes totaling $1,262,250 for cash consideration of $1,262,250. The notes bear interest from 8% to 12% per annum and have maturities ranging from six months to twenty four months. Outstanding principal is convertible into shares of the Company’s common stock at conversion rates of $1.40 per share and $3.00 per share. No principal repayments have been made in 2015.

As of March 31, 2015, non-convertible debt and accrued interest totaling $4,158,798 was converted into a total of 4,158,798 shares of common stock. Due to changes in conversion terms, the Company recognized a loss on these conversions totaling $4,273,062. The Company initially valued derivative liabilities associated with these notes at $584,842. The fair value of the derivative liabilities at March 31, 2015 totaled $1,183,202. The decrease in the fair value of the derivative liabilities of $9,940 was charged to operations.

12

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

In September 2014 and December 2014, the Company issued two convertible promissory notes totaling $209,000. The Company incurred loan fees and costs totaling $17,000 in connection with these loans. Under the terms of these notes, the note holder has the right to convert any portion or all of the principal and accrued interest then outstanding into shares of the Company’s common stock. The conversion price for the $107,000 note is equal to 50% of the lowest trading price during the 20 trading days prior to conversion. The conversion price for the $102,000 note is equal to 50% of the lowest trading price during the 25 trading days prior to conversion. As these notes are convertible into a variable number of the Company’s common stock, the Company accounted for the notes under ASC Topic 815-15 “Embedded Derivatives.” The derivative component of the obligation are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts along with loan fees are being amortized to interest expense over the respective term of the related note. In determining the indicated values of these notes, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to 0.12%, volatility ranging from 89.78% of 103.49%, trading prices ranging from $1.30 per share to $1.60 per share and a conversion prices ranging from $0.54 per share to $0.78 per share. Amortization of discounts and loans fees for 2014 totaled $71,483, which was charged to interest expense. The Company initially valued the derivative liabilities associated with these notes at $59,282. The fair value of the derivative liabilities at December 31, 2014 totaled $588,420.

In May 2014, three promissory notes totaling $71,298 issued on October 1, 2013, January 1, 2014 and February 28, 2014, all due to a third party, were sold by the Noteholder and the Company agreed to amend and restate the terms of each note. Under the new terms of each note, the note is convertible into the Company’s common stock with an initial conversion price of $0.50 per share. The conversion price is adjusted for any additional common shares or common share equivalents issued by the Company since the note’s restated issuance date. so that at the time of conversion, the new note holder will receive a number of shares equaling the same percentage of shares outstanding on the date of conversion as he would have receive if the note was converted on the date the note was amended. Due to the variable pricing of the conversion feature the three notes, the Company accounted for the notes under ASC Topic 815-15 “Embedded Derivatives.” The derivative component of these obligations are initially valued and classified as a derivative liability with an offset to discounts on convertible debt. Discounts are being amortized to interest expense over the respective term of the related note. In determining the indicated values of these notes, the Company used the Black Scholes Option Model with a risk-free interest rate of ranging from 0.05% to..08%, volatility ranging from 104,57% of 263.339%, trading prices ranging from $1.39 per share to $1.40 per share and a conversion prices ranging from $0.01783 per share to $1.88 per share. Amortization of discounts for 2014 totaled $71,298, which was charged to interest expense. The Company recognized a change in the fair value of the derivative liabilities during 2014, which was charged to operations totaling $9,659,548. Of the $71,298 balance due, $67,689 was converted into 3,796,153 shares of the Company’s common stock. The Company recorded a net loss totaling $1,419,225 and extinguished $9,356,572 of the derivative liabilities on these conversions.

The balance of convertible notes at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
Principal balance	$16,368,640	$17,360,340
Accrued interest	3,977,722	3,579,302
	20,346,362	20,939,642
Less discounts	(1,274,164)	(335,708)
	19,072,198	20,603,934

Other Debt

Short term advances provided by private, non-institutional third parties with no specific interest or repayment terms. These notes are used for short term working capital needs and are intended to be repaid within one year. The Company is delinquent on certain payments due on these obligations.	239,662	301,162

Short term advances provided by officer and directors with no specific interest or repayment terms. These notes are used for short term working capital needs and are intended to be repaid within one year. The Company is delinquent on certain payments due on these obligations.	1,631,700	1,880,200

Secured note used for equipment acquisition and accrues interests at 9% per annum. The Company is delinquent on payments due on these obligations	450,702	518,527

Secured note used for equipment acquisition and accrues interests at 10.5% per annum. The Company is delinquent on certain payments due on these obligations	3,031,346	3,331,344

Secured note used for construction and accrues interests at 18% per annum. The Company is delinquent on certain payments due on these obligations	2,884,540	2,804,105

Total	27,310,148	29,439,272
Accrued Interest	(3,977,722)	(3,579,302)
Total Short Term Notes Payables	$23,332,246	$25,859,970

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

On February 6, 2015, February 10, 2015 and March 25, 2015 the Company made the following payments $50,000, $110,002 and $150,000, respectively in principal and interests. During the period January 1, 2015 through March 31, 2015, the Company paid $295,702 in principal and $14,300 in interest compared to $500,000 in principal and $18,447 in interest in the same period ended March 31, 2014.

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

Following is a summary of property held under capital leases:	March 31,	December 31,
	2015	2014
Buildings	$18,836,180	$18,836,180
Equipment	81,218	81,218
	18,917,398	18,917,398
Less accumulated depreciation	(2,516,107)	(2,278,625)
	$16,401,291	$16,638,773

Depreciation on assets under capital leases charged to expense for the three months ended March 31, 2015 and 2014 was $237,482 and $237,483 respectively.

Minimum future lease payments under the capital lease at March 31, 2015 for each of the next five years and in the aggregate are as follows:

15

2015	$1,800,000
2016	2,400,000
2017	2,440,701
2018	2,440,701
2019	2,440,701
Thereafter	33,563,712
Total	$45,085,815
Less accrued interest	(24,036,762)
Present value of net minimum	$21,049,053

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

As of March 31, 2015 the company had federal and state net operating carry forwards of approximately $68 million, which will expire in various years through 2024.

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	March 31,	December 31,
	2015	2014
Current Expense - Benefit
Federal	$-	$-
State	-	-
Total current expense - (benefit)	$-	$-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	$-	$-

U.S. statutory rate	34%	34%
Less valuation allowance	-34%	-34%
Effective tax rate	0%	0%

The deferred income tax balances at March 31, 2015 and December 31, 2014 are comprised of the following:

	March 31,	December 31,
	2015	2014

Net operating loss carryforwards	$25,823,000	$24,286,000
Stock based compensation	1,029,000	7,186,000
	$26,652,000	$31,472,000
Less valuation allowance	(26,652,000)	(31,472,000)
	$-	$-

The valuation allowance for deferred tax assets decreased during the period ended March 31, 2015 by $4,820,000 and increased by $10,744,000 during 2014.

9. RELATED PARTY TRANSACTIONS

Under the terms of a development and consulting agreement between the Brownstone Group (“Brownstone”) and the Company, the Company is required to pay management and development fees to Brownstone. The amount of fees charged to operations for the period ended March 31, 2105 and 2014 totaled $114,789 and $701,875, respectively. Brownstone is wholly owned by the Company’s Chairman and CEO. In addition, since the Company’s inception, Chairman and CEO and various entities owned by him have made advances to the Company and directly made payments on the Company’s behalf. The amounts advances and direct costs paid are non-interest bearing, unsecured and due on demand. The balances owed the Chairman and CEO and related entities, including accrued compensation, management and development fees at March 31, 2015 totaled $6,265,300 and December 31, 2014 totaled $6,257,300.

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

During the three months ended March 31, 2015, 360 Builders, LLC, company owned by Brownstone, billed to Latitude 360,Inc for services rendered $83,039. As of March 31, 2015 a total of $56,267 has been paid to 360 Builders, LLC. The outstanding liability registered in the balance sheet amounts to $52,733 as of March 31, 2015. The outstanding liability balance as of December 31, 2014 was $25,960.

10. FAIR VALUE

The Company’s financial instruments at March 31, 2015 and December 31, 2014 consist principally of notes payable and convertible debentures. Notes payable and convertible debentures are financial liabilities with carrying values that approximate fair value.  The Company determines the fair value of notes payable and convertible debentures based on the effective yields of similar obligations.

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

March 31, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	$-	$19,082,064	$-	$19,082,064
Note payable	$-	$8,237,951	$-	$8,237,951
Derivative Liability	$-	$1,183,203	$-	$1,183,203

December 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	$-	$21,982,925	$-	$21,982,925
Note payable	$-	$8,316,811	$-	$8,316,811
Derivative Liability	$-	$588,420	$-	$588,420

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

Minimum future lease payments under operating leases at March 31, 2015 for the next five years and in the aggregate are as follows:

2015	$692,730
2016	423,550
2017	650,100
2018	650,100
2019	650,100
Thereafter	975,150
Total	$4,041,730

Rent expense for the three month periods ended March 31, 2015 and 2014 was $362,626 and $498,143 respectively.

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

2015 Issuances

There were no Series A Preferred Shares issued for the three months ended March 31, 2015.

2014 Issuances

During the three months ended March 31, 2014 the Company issued 2,460 shares of Preferred Series A Stock, of which 119 were issued in cancellation of $119,350 due to private investors, and 2,341 were issued in cancellation of $2,343,366 of convertible debt.

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

2015 Issuances

There were no Series AA Preferred Shares issued for the three months ended March 31, 2015.

2014 Issuances

There were no Series AA Preferred Shares issued for the three months ended March 31, 2014.

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

2015 Issuances

During the three months ended March 31, 2015 the Company issued 4,241,552 shares of common stock of which 20,000 shares were issued in the cancellation of $20,000 of debt due to a vendor; the remaining 4,221,552 shares were issued on the conversion of convertible debt and accrued interest totaling $4,158,798. The company recognized a loss on extinguishment of debt of $4,273,062.

2014 Issuances

During the three months ended March 31, 2014, the Company issued 4,300,145 shares of common stock of which 127,315 shares were issued in the cancellation of $94,800 of debt due to various vendors; 621,399 shares were issued as additional consideration on cash advances valued at $560,315, 3,512,616 shares were issued in connection with the issuance and modification of debt valued at $2,216,072; 31.052 shares were issued to an employee valued at $20,000, and issued 7,763 shares for consulting services valued at $7,000. No gain or loss were recognized on the conversion and the modification of debt in the three months ended March 31, 2014.

Common Stock Warrants

2015

For the three months ended March 31, 2015, a total of 4,365,552 warrants were issued and valued at $3,815,184 of which 137,500 warrants were issued in connection with the issuance of convertible debt valued at $135,492; 4,221,552 warrants were issued as consideration for conversion of debt valued at $3,673,345 and 6,500 warrants were issued as consideration for extension of debt valued at $6,346.

The above warrant values were calculated using the Black Scholes model with risk-free interest rates ranging from 1.17% to 1.61%, volatility ranging from 91.3060% to 93.8162%, and share price per share of $1.00.

2014

For the three months ended March 31, 2014, a total of 1,498,444 warrants were issued and valued at $1,311,014 of which 1,313,991 warrants were issued as consideration for cash advances valued at $1,149,628; 38,915 warrants were issued as part consideration on a consulting agreement valued at $34,045, and 145,538 warrants were issued in connection the issuance of convertible debt valued at $127,338.

The above warrant values were calculated using the Black Scholes model with risk-free interest rates ranging from 1.46% to 1.76%, volatility of 200.00%, and share price per share of $1.40.

A summary of outstanding stock warrants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 31, 2013	30,469,468	$1.12
Granted	2,777,953	$1.12
Exercised	-	$-
Cancelled	-	$-
Outstanding - December 31, 2014	33,247,421	$1.12
Granted	4,365,552	$1.02
Exercised	-	$-
Cancelled	-	$-
Outstanding - March 31, 2015	37,612,973	$1.12

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

2015

As of March 31, 2015, the Company granted its Board members a total of 50,000 common stock options under the plan with an exercise price of $1.00 per share which expire ten years after the date of grant. All options granted vested immediately. The 50,000 common stock options were valued at $51,230 using the Black Scholes option model with risk-free interest rate of 2.04%, volatility of 98.2923%, and a share price of $1.14.

2014

During the three months ended March 31, 2014 there were no options granted under this plan.

A summary of outstanding stock options is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding - December 31, 2013	834,327	$0.68
Granted	6,201,626	$1.00
Exercised	-	$-
Cancelled	-	$-
Outstanding - December 31, 2014	7,035,953	$0.96
Granted	50,000	$0.64
Exercised		$-
Cancelled		$-
Outstanding - March 31, 2015	7,085,953	$0.96

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

15. SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 7, 2015, which is the date when these financial statements will be issued. The following significant subsequent event took place subsequent to March 31, 2015.

Notes and Loans Payable

Subsequent to the balance sheet date and through May 7, 2015, the Company received cash funding of approximately $1,374,000 through the issuance of short term and long term notes. As of May 7, 2015, the Company has approximately $17 million in notes payable which are due periodically through calendar year 2015, 2016 and 2017.

Additionally, during this period, the Company converted notes payables plus accrued interest totaling $15,000 to 37,500 shares of the Company’s common stock valued at $43,125; 90,000 shares of stock were issued in the cancellation of $90,000 of debt due to various vendors. The conversions resulted in the Company recognizing a loss of $28,125 on the modification of debt.

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

Results of Operation: The following table sets forth selected data for Kingdom Koncrete, Inc. and Latitude 360, Inc. (for Q1 2015 and Q1 2014). All information is derived from the accompanying consolidated statements of comprehensive income (loss).

Net Revenues	Kingdom Koncrete, Inc	Latitude 360		Consolidated Q1 2015		Latitude 360 Q1 2014
Food and Beverage Net Revenues	$-	$3,514,633	62.7%	$3,514,633	62.3%	$3,094,926	61.7%
Amusement, entertainment and other net revenues	35,402	2,091,071	37.3%	2,126,473	37.7%	1,921,054	38.3%
Net Revenues	35,402	5,605,704		5,641,106		5,015,980

Cost of Food & Beverage (as a % of food and beverage net revenues)	-	977,826	27.8%	977,826	27.8%	921,772	29.8%
Cost of Amusement, entertainment and other (as a % of	16,988	74,351	3.6%	91,339	4.3%	58,226	3.0%
Amusement, entertainment and other net revenues)
Total Costs of Products	16,988	1,052,177	18.8%	1,069,165	19.0%	979,998	19.5%

Operating Payroll and Benefits	5,350	2,414,101	43.1%	2,419,451	42.9%	1,965,198	39.2%
Other Store Operating Expenses	427	861,872	15.4%	862,299	15.3%	685,354	13.7%
Stock Based Compensation	-	-	0.0%	-	0.0%	54,049	0.4%
Selling, General and Administrative expenses	3,282	2,199,453	39.2%	2,202,735	39.0%	1,989,181	39.7%
Depreciation and Amortization	-	1,076,226	19.2%	1,076,226	19.1%	998,752	19.9%
Occupancy and Related Costs	382	285,950	5.1%	286,332	5.1%	267,397	5.3%
Rent	3,450	359,176	6.4%	362,626	6.4%	498,143	9.9%
Legal and Professional Fees	-	868,728	15.5%	868,728	15.4%	470,210	9.4%
Total Operating Costs	12,891	8,065,506	143.9%	8,078,397	143.2%	6,928,284	137.4%

Loss From Operations	5,523	(3,511,979)		(3,506,456)		(2,892,302)

Other (income)/expense
Interest expense, net	-	1,736,128	31.0%	1,736,128	30.8%	3,970,044	80.5%
Loss on Modification of Debt	-	4,273,062	76.2%	4,273,062	75.7%	-	0.0%
Change in fair value of derivative liability	-	9,940	3.4%	9,940	3.4%	-	0.0%
Loss from Fixed Assets Sold	-	-	0.0%	-	0.0%	357	0.0%
Franchise Fee	-	(410,960)	-7.3%	(410,960)	-7.3%	-	0.0%

Net Loss from Continued Operations	5,523	(9,120,149)		(9,114,626)		(6,862,703)

Discontinued Operations
Loss from discontinued operations	-	2,421	0.0%	2,422	0.0%	62,753	1.3%

Net Loss	$5,523	$(9,122,570)		$(9,117,048)		$(6,925,456)

The financial statements data for the period ended 12/31/2013 does not include Kingdom Koncrete, Inc. However, for the year ended 12/31/2014 the data includes the reverse merger acquisition balances for the periods from 5/31/14 to 12/31/2014.

Net Revenues – Net revenues increased by $618,691 or 12.3% to $5,634,671 in Q1 2015 as compared to $5,015,980 in Q1 2014.

The increase in net revenues is the result of an increase in Food and Beverage net revenues of $419,707 or 13.6% to $3,514,633 in Q1 2015, as compared to $3,094,926 in Q1 2014, and an increase in Amusement, entertainment and other net revenues of $198,984 or 10.4% to $2,120,038 in Q1 2015, as compared to $1,921,054 in Q1 2014.

The increase in food and beverage net revenues of $419,707 in Q1 2015 as compared to Q1 2014 in food and beverage net revenues is the result of a increase of food and beverage gross sales in Q1 2015 of $457,210 and an increase of discounts of $37,503 in Q1 2015, as compared to Q1 2014, mainly related to various gift certificate and coupon programs.

The increase in amusement, entertainment and other net revenues of $198,894 in Q1 2015 as compared to Q1 2014 is the result of an increase in gross sales of $786,348 in Q1 2015 or 38.64% to $2,821,210 as compared to $2,034,862 in Q1 2014 offset by an increase in discounts of $587,364 in Q1 2015 as compared to 2014, primarily related to the new membership and iCare programs that commenced in July 2014 that encourages our guests to spend money in various amusement, entertainment and other revenue streams.

We have recently added several new revenue streams to Latitude 360 through marketing sponsorships, a new gift card program and our membership program.

Additionally we are actively seeking other opportunities internationally, besides the Middle East, to grow our brand abroad, which in turn will increase franchise revenues.

Cost of Products and services – Cost of products increased by $72,179 or 7.4% from $979,998 in Q1 2014 to $1,052,177 in Q1 2015. The increase relates to an increase in the Cost of Food and Beverage of $56,054 or 6.1% to $977,826 in Q1 2015, as compared to $921,772 in Q1 2014. Despite significant increases in the cost of beef, pork and cheese in 2014, the cost of food and beverage as a percentage to food and beverage net sales decreased to 27.8% in Q1 2015 as compared to 29.8% in Q1 2014. The cost of amusement, entertainment and other revenues increased to $16,125 or 27.7% to $74,351 in Q1 2015, as compared to $58,226 in Q1 2014. The cost of amusement, entertainment and other revenue as a percentage to amusement, entertainment and other revenue net sales increased to 3.5% in Q1 2015, as compared to 3.0% in Q1 2014.

Labor - Labor increased by $448,903 or 22.8% to $2,414,101 in Q1 2015 as compared to $1,965,198 in Q1 2014. The increase in operating labor relates mainly due to hiring of additional personnel to manage and execute our new membership program. Management is continuously evaluating all the staffing needs and will make adjustments accordingly if needed.

We have recently implemented an aggressive labor cost cutting program at both the Venue and Corporate levels which will reduce labor costs significantly. Additionally, we are in the process of implementing three (3) major computer systems, which will allow the Company to become more efficient, resulting in additional labor cost reductions.

Rent expense – The rent expense decreased by $138,967 or 27.9% to $359,176 in Q1 2015 compared to $498,143 in Q1 2014. The decrease in rent relates to a decrease in the base rent and common area maintenance expenses related to the Pittsburgh property and accounting adjustments.

Occupancy and related costs – The occupancy and related costs increased by $18,553 or 6.9% to $285,950 in Q1 2015 compared to $267,397 in Q1 2014. The increase was mainly related to an increase in utilities expenses due to increased volume of customers in the venues.

Other operating expenses – Other operating expenses increased by $176,518 or 25.8% from $685,354 in Q1 2014 to $861,872 in Q1 2015. The increase in other operating expenses from Q1 2014 to Q1 2015 resulted from increased entertainment expenses for additional shows and movies offered through our new membership program. Additionally, increases in credit card processor fees were incurred in Q1 2015 as compared to Q1 2014 at the various venues.

Selling, General and Administrative Expenses – Selling, General and Administrative expenses, which primarily consist of administration, travel, sales and marketing increased by $210,272 or 10.6% to $2,199,454 in Q1 2015, as compared to $1,989,181 in Q1 2014. The increase in selling, general and administrative expenses in Q1 2015 as compared to Q1 2014 relates to increases in labor, payroll taxes and commission expenses related to increased group sales, increased local taxes and increased penalties and expenses. These increases in expenses were offset by a decrease in service fees paid to related parties.

Depreciation and Amortization – Depreciation and amortization expense increased by $77,474 or 7.8% to $1,076,226 from $998,752 from Q1 2014.

Interest Expense – Interest expenses decreased by $2,233,916 or 56.3% from $3,970,044 in Q1 2014 to $1,736,128 in Q1 2015. Interest expense decreased as a result of reduced debt conversions throughout the quarter.

Reconciliations of Non-GAAP Financial Measures - Store level EBITDA Margin

The following table reconciles Net Loss to Store Level EBITDA for the three month periods ended 3/31/15 and 3/31/14

	Kingdom Koncrete, Inc.	Latitude 360, Inc.	Consolidated Q1 2015	Consolidated Q1 2014
Net Loss	$5,523	$(9,122,571)	$(9,117,048)	$(6,925,456)
Franchise Fee	-	(410,960)	(410,960)	-
Interest expense, net	-	1,736,128	1,736,128	3,970,044
Loss on Fixed Assets Sold	-	-	-	357
Change in fair value of derivative liability	-	192,426	9,940	-
Depreciation and Amortization	-	1,076,226	1,076,226	998,752
Selling, General and Administrative expenses	3,282	2,199,454	2,202,736	1,989,181
Occupancy and related costs	382	285,950	286,332	267,397
Rent	3,450	359,176	362,626	498,143
Loss on Modification of Debt	-	4,273,062	4,273,062	-
Legal and Professional Fees	-	868,728	868,728	470,210
Stock Based Compensation	-	-	-	54,049
Loss From Discontinued Operations	-	2,421	2,421	62,753
Store Level EBITDA - Non GAAP	$12,637	$1,460,040	$1,290,191	$1,385,430

Store Level EBITDA Margin - Non GAAP	35.7%	26.0%	22.9%	27.6%

Food and beverage revenues	$-	$3,514,633	$3,514,633	$3,094,926
Amusement, entertainment and other revenues	35,402	2,091,071	2,126,473	1,921,054
Net Revenues	35,402	5,605,704	5,641,106	5,015,980
Less: Cost of Food and Beverage	-	(977,826)	(977,826)	(921,772)
Less: Cost of Amusement, entertainment and other revenues	(16,988)	(74,351)	(91,339)	(58,226)
Less: Operating Payroll and Benefits	(5,350)	(2,414,101)	(2,419,451)	(1,965,198)
Less: Other operating expenses	(427)	(861,872)	(862,299)	(685,354)
Store Level EBITDA - Non GAAP	$12,637	$1,277,554	$1,290,191	$1,385,430

Inflation

We do not believe that inflation has had a material impact on our results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Our total assets were $47.3 million at March 31, 2015, of which approximately $1.0 million were current assets. As of March 31, 2015 we had cash and cash equivalents of approximately $141,000 and a working capital deficit of $48.5 million. During the past two years, we have experienced net losses. We anticipate our operating cash flows to continue to be negative during the construction and development periods for our new venues.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues located in Albany, NY, Minneapolis, MN and Kingston, MA expected to begin operation in 2015. We are currently in discussions with several companies in regards to bridge funding, balance sheet funding and equipment financing that will ultimately improve the Company’s liquidity. There are no assurances Management will be able to raise capital on terms acceptable to the Company or cash flow generated from its venues will be sufficient to meets its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

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

The Master Franchisee is obligated to pay the Master Franchisor a territory fee in the amount of $5,000,000, which is payable no later than three (3) years from the effective date of November 21, 2014, in the amount of $1,666,667 per year, payable by the end of each year for the three (3) years, unless otherwise mutually agreed upon in writing between the Master Franchisee and Master Franchisor.

The Company recognizes franchise fees as revenue and are amortized over the term of the agreement when franchise agreements are signed. Franchise fee revenues related to the franchise agreement noted above for Q1 2015 were $410,960. An offsetting receivable of $410,960 was recorded as well.

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

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

We are subject to legal proceedings and claims that arise in the ordinary course of business. [During the quarter ended March 31, 2015, there were no material developments in the legal proceedings described in Item 3 “Legal Proceedings” in our Form 10-K for the year ended December 31, 2014.

Item 1A.	Risk Factors

Refer to the 10-K filed on April 15, 2015.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed June 2, 2014 (2)
3.3	By-laws (1)
10.1	Employment Agreement between Latitude 360, Inc. and Alan Greenstein (3)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form SB-1 filed by the registrant on October 25, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on June 5, 2014.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LATITUDE 360, INC.

By:	/s/ Brent Brown
Brent Brown
Chief Executive Officer (principal executive officer)

By:	/s/ Alan Greenstein
Alan Greenstein
Chief Financial Officer (principal financial and accounting officer)

Date: May 20, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed June 2, 2014 (2)
3.3	By-laws (1)
10.1	Employment Agreement between Latitude 360, Inc. and Alan Greenstein (3)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1*	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form SB-1 filed by the registrant on October 25, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on June 5, 2014.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on March 12, 2015.

