Form 10-Q/A
period 2015-03-31
LATITUDE 360, INC.
filed 2015-05-29
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-55259

~

LATITUDE 360, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5587756
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Latitude 360 Inc.’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, originally filed with the Securities and Exchange Commission on May20, 2015 (the “Form 10-Q”), is to correct certain errors in the financial statements and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-Q as previously filed.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date.

PART I

Item 1.      Consolidated Financial Statements

LATITUDE 360, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash	$140,532	$99,329
Accounts receivable	33,465	100,788
Franchise fee receivable from related party	410,960	187,215
Other receivables	53,669	32,669
Due from related parties	116,808	108,592
Inventories	257,024	312,277
Prepaid expenses	71,531	-
Total current assets	1,083,989	840,870

Property and equipment, net	43,777,586	44,712,350
Idle Property	2,010,083	2,010,083
Other assets	395,938	392,462
	46,183,607	47,114,895

Total assets	$47,267,596	$47,955,765

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$5,797,424	$7,966,213
Accounts payable - Construction related	6,540,543	5,055,041
Accrued expenses	6,179,586	4,409,541
Accrued compensation - related party	1,600,000	1,600,000
Due to related parties	460,381	388,990
Obligations under capital leases	317,302	317,302
Deferred rent	19,700	19,700
Deferred revenue	100,498
Interest payable	3,977,722	3,579,302
Derivative Liabilities	1,183,203	588,420
Short-term notes payable	23,332,246	25,859,970
Total current liabilities	49,508,605	49,784,479

Deferred rent	206,850	206,850
Obligations under capital lease	20,722,751	20,789,276
	20,929,601	20,996,126

Total liabilities	70,438,206	70,780,605

Stockholders' equity:
Preferred stock, 20,000,000 shares authorized;
Preferred stock Series A $1,000 par value, 25,000 shares designated,	-	-
No shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-

Preferred stock Series AA $1,000 par value, 25,000 shares designated,	-	-
No shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $.001 par value; 500,000,000 shares authorized,
131,392,795 shares issued and outstanding as of March 31, 2015
and 127,151,243 shares issued and outstanding as of December 31, 2014	131,393	127,151
Additional paid-in capital	152,627,953	143,860,917
Retained earnings	(175,929,956)	(166,812,908)
Total stockholders' equity	(23,170,610)	(22,824,840)

Total liabilities and stockholders' equity	$47,267,596	$47,955,765

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended	Quarter ended
	March 31,	March 31,
	2015	2014

Net Sales	$5,641,106	$5,043,140

Cost and Expenses:
Cost of Sales	1,069,165	993,508
Labor	2,419,451	1,965,198
Occupancy and related costs	648,958	765,540
Professional fees	868,728	470,210
Depreciation and Amortization	1,076,226	999,913
Selling, general and administrative expenses	3,065,034	2,755,032

Total costs and expenses	9,147,562	7,949,401

Loss from operations	(3,506,456)	(2,906,261)

Other (income)/expense
Interest expense	1,736,128	3,970,044
Loss on modification of debt	4,273,062	-
Change in fair value of derivative liability	9,940	-
Loss from fixed assets sold	-	357
Franchise Fee	(410,960)	-

Net loss from continued operations	(9,114,626)	(6,876,662)

Discontinued Operations
Loss from discontinued operations	2,422	62,753

Net Loss	$(9,117,048)	$(6,939,415)

Basic and diluted loss per share
Continued operations	$(0.07)	$(0.09)
Discontinued operations	0.00	0.00
	$(0.07)	$(0.09)

Weighted average shares outstanding	129,787,806	72,928,991

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND FOR THE YEAR ENDED DECEMBER 31, 2014

							Additional		Other
	Series A Preferred Stock		Series AA Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Gain (Loss)

Balance, December 31, 2013	12,457	$12,457,517	-	-	70,727,409	$70,727	$75,327,534	$(115,861,062)	-	$(28,005,284)

Shares issued in connection with the issuance of convertible debt	-	-	-	-	7,726,071	7,726	6,051,511	-	-	6,059,237
Shares issued in connection with the issuance of short term cash advances	-	-	-	-	621,399	621	559,694	-	-	560,315
Shares issued in connection with the issuance of loan to Latitude Global	-	-	-	-	82,459	82	173,082	-	-	173,164
Shares issued in exchange for vendor debt cancellation	69	69,000	69	69,050	49,684	50	44,750	-	-	182,850
Shares issued in exchange for cancellation of debt	12,140	12,139,490	6,676	6,676,142	8,152,433	8,152	18,061,982	-	-	36,885,766
Conversion of preferred stock and accrued dividends into common stock	(24,666)	(24,666,007)	(6,745)	(6,745,192)	39,465,179	39,466	34,041,475	-	-	2,669,742
Shares issued for consulting services	-	-	-	-	514,208	515	516,335	-	-	516,850
Shares issued to employees	-	-	-	-	186,315	186	159,814	-	-	160,000
Employee rights offering	-	-	-	-	-	-	(145,894)	-	-	(145,894)
Finance costs recognized on stock warrant grants	-	-	-	-	-	-	1,309,254	-	-	1,309,254
Compensation recognized on stock warrant grants	-	-	-	-	-	-	919,312	-	-	919,312
Compensation recognized on stock option grants	-	-	-	-	-	-	6,561,396	-	-	6,561,396
Common shares cancelled	-	-	-	-	(373,914)	(374)	374	-	-	-
Discounts issue on convertible debt	-	-	-	-	-	-	280,298	-	-	280,298
Accrued Preferred Stock dividends								(649,467)		(649,467)
Net loss for period	-	-	-	-	-	-	-	(50,302,379)		(50,302,379)

Balance, December 31, 2014	-	-	-	-	127,151,243	127,151	143,860,917	(166,812,908)	-	(22,824,840)

Shares issued in connection with the issuance of convertible debt										-
Shares issued in connection with the issuance of short term cash advances										-
Shares issued in connection with the issuance of loan to Latitude Global										-
Shares issued in exchange for vendor debt cancellation					20,000	20	19,980			20,000
Shares issued in exchange for cancellation of debt					4,221,552	4,222	8,555,179			8,559,401
Common shares cancelled										-
Discounts issue on convertible debt							191,877			191,877
Accrued Preferred Stock dividends								-		-
Net loss for period								(9,117,048)		(9,117,048)

Balance, March 31, 2015	-	$-	-	$-	131,392,795	$131,393	$152,627,953	$(175,929,956)	-	$(23,170,610)

The accompanying notes are an integral part of these financial statements

LATITUDE 360, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter ended	Quarter ended
	March 31,	March 31,
	2015	2014
Cash Flows from Operating Activities
Net loss	$(9,117,048)	$(6,939,415)
Adjustments to reconcile net loss to net cash
used in operating activities:
Operating activities of discontinued operations	2,422	62,753
Net loss from operations	(9,114,626)	(6,876,662)
Depreciation and amortization expense	1,076,226	999,913
Amortization on discount of convertible debt	171,665	968,396
Stock based compensation	20,000	61,049
Stock based interest expense	1,863,669	560,315
Loss on modification of debt	4,273,062	-
Change in fair value of derivative liability	9,940	-
(Increase) decrease in assets:
(Increase) decrease in accounts and other receivables	67,323	(784)
(Increase) decrease in inventories	55,253	34,278
(Increase) decrease in prepaid expenses	(71,531)	4,558
(Increase) in other assets	(248,221)	(1,334,439)
Increase (decrease) in liabilities:
Increase in accounts payable	(685,708)	(1,340,815)
Increase in accrued expenses	1,870,543	39,522
Increase in interest payable	(1,337,708)	431,243
(Decrease) in obligations under capital leases		(275,999)
(Decrease) increase in deferred rent	-	211,451

Net cash provided by (used in) operating activities	(2,050,114)	(6,517,974)

Cash Flows from Investing Activities
Proceeds from sale of asset	-	-
Purchase of property and equipment	(141,462)	-

Net cash used in investing activities	(141,462)	-

Cash Flows from financing activities
Restricted cash reclassification	-	318,646
Proceeds from construction loans	-	-
Proceeds from issuance of convertible and other debt	3,042,250	6,800,768
Principal reduction in convertible and other debt	(806,121)	(463,928)
Repayment of dividends payable	-	606
Proceeds from related party advances	63,175
Principal reduction in obligations under capital leases	(66,525)	-

Net cash provided by financing activities	2,232,779	6,656,092

Net (decrease) increase in cash	41,203	138,118

Beginning balance - cash	99,329	170,950

Ending balance - cash	$140,532	$309,068
Supplemental Information:

Interest expense paid	$13,005	$20,590
Income taxes paid	$-
Non-cash investing and financing activities:

Common shares issued in conversion of debt	$4,178,798	$2,875,590
Preferred shares issued in conversion of debt	$-	$2,459,982

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

2. MANAGEMENT’S PLANS REGARDING FUTURE OPERATIONS AND LIQUIDITY

The Company has incurred significant losses from operations during the three months ended March 31, 2015 and the year ended December 31, 2014, and on a consolidated basis has an accumulated deficit of $175,929,956 and $166,812,908, respectively. The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments and the increase in operating cash flows from revenues generated as part of various new venues located in Albany, NY, Minneapolis, MN and South Boston, MA expected to begin operation in 2015. There are no assurances Management will be able to raise capital on terms acceptable to the Company or cash flow generated from its venues will be sufficient to meets its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results.

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

Stock Based Compensation

The Company accounts for stock-based compensation under ASC Topic 505-50. This standard defines a fair-value-based method of accounting for stock-based compensation. In accordance with ASC Topic 505-50, the cost of stock-based compensation is measured at the grant date based on the value of the award and is recognized over the vesting period. The value of the stock-based award is determined using the Black-Scholes option-pricing model, whereby compensation cost is the excess of the fair value of the award as determined by the pricing model at the grant date or other measurement date over the amount that must be paid to acquire the stock. The resulting amount is charged to expense on the straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period. During the three months ended March 31, 2015 the Company had stock based compensation totaling $4,420,603 of which $20,000 was recognized as consulting through the issuance of 20,000 common shares, $127,541 was recognized as interest expense on the issuance of 62,754 common shares, and $4,273,062 was recognized as loss on modification of debt through the issuance of 4,158,798 common shares in connection with the cancellation of debt totaling $4,084,627.

During the three months ended March 31, 2014, the Company recognized stock-based compensation totaling approximately $2,400,542, of which $1,189,865 was recognized as interest expense on the issuance of 1,251,997 common shares in connection with the issuance and extension of short term loans, $7,000 was recognized for consulting services on the issuance of 7,763 shares of common stock, $20,000 was recognized as employee compensation on the issuance of 31,052 common shares, $1,149,628 was recognized as interest expense on the granting of 1,313,991 common stock warrants, and $34,049 was recognized as consulting expense on the granting of 38,915 common stock warrants.

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

During the three months ended March 31, 2015, one supplier represented approximately 20% of the Company’s purchases.

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

The Company valued derivative liabilities associated with convertible notes for the three months ended March 31, 2015 at $584,843. The fair value of the derivative liabilities at March 31, 2015 totaled $1,183,203. The decrease in the fair value of the derivative liabilities of $9,940 was charged to operations.

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

The effective tax rate on the net loss before income taxes differs from the U.S. statutory rate as follows:

	March 31,	December 31,
	2015	2014
Current Expense - Benefit
Federal	$-	$-
State	-	-
Total current expense - (benefit)	$-	$-
Deferred Benefit
Federal	$-	$-
State	-	-
Total deferred benefit	$-	$-

U.S. statutory rate	34%	34%
Less valuation allowance	-34%	-34%
Effective tax rate	0%	0%

The deferred income tax balances at March 31, 2015 and December 31, 2014 are comprised of the following:

	March 31,	December 31,
	2015	2014

Net operating loss carryforwards	$25,823,000	$24,286,000
Stock based compensation	1,029,000	7,186,000
	$26,852,000	$31,472,000
Less valuation allowance	(26,852,000)	(31,472,000)
	$-	$-

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

The Company utilizes the best available information in measuring fair value. The following table summarizes, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as follows:

March 31, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	$-	$19,072,018	$-	$19,072 ,018
Note payable	$-	$8,237,951	$-	$8,237,951
Derivative Liability	$-	$1,183,203	$-	$1,183,203

December 31, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities
Convertible debentures	$-	$21,982,925	$-	$21,982,925
Note payable	$-	$8,316,811	$-	$8,316,811
Derivative Liability	$-	$588,420	$-	$588,420

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

Nature of Activities, History and Organization :

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

The financial statements data for the three months ended March 31, 2015 and March 31, 2014 does not include Kingdom Koncrete, Inc.

Net Revenues – Net revenues increased by $589,724 or 11.8% to $5,605,704 in Q1 2015 as compared to $5,015,980 in Q1 2014.

The increase in net revenues is the result of an increase in Food and Beverage net revenues of $419,707 or 13.6% to $3,514,633 in Q1 2015, as compared to $3,094,926 in Q1 2014, and an increase in Amusement, entertainment and other net revenues of $170,017 or 8.9% to $2,091,071 in Q1 2015, as compared to $1,921,054 in Q1 2014.

The increase in food and beverage net revenues of $419,707 in Q1 2015 as compared to Q1 2014 in food and beverage net revenues is the result of a increase of food and beverage gross sales in Q1 2015 of $457,210 and an increase of discounts of $37,503 in Q1 2015, as compared to Q1 2014, mainly related to various gift certificate and coupon programs.

The increase in amusement, entertainment and other net revenues of $170,017 in Q1 2015 as compared to Q1 2014 is the result of an increase in gross sales of $757,381 in Q1 2015 or 37.22% to $2,792,243 as compared to $2,034,862 in Q1 2014 offset by an increase in discounts of $587,364 in Q1 2015 as compared to 2014, primarily related to the new membership and iCare programs that commenced in July 2014 that encourages our guests to spend money in various amusement, entertainment and other revenue streams.

We have recently added several new revenue streams to Latitude 360 through marketing sponsorships, a new gift card program and our membership program.

Additionally we are actively seeking other opportunities internationally, besides the Middle East, to grow our brand abroad, which in turn will increase franchise revenues.

Cost of Products and services – Cost of products increased by $72,179 or 7.4% from $979,998 in Q1 2014 to $1,052,177 in Q1 2015. The increase relates to an increase in the Cost of Food and Beverage of $56,054 or 6.1% to $977,826 in Q1 2015, as compared to $921,772 in Q1 2014. Despite significant increases in the cost of beef, pork and cheese in 2014, the cost of food and beverage as a percentage to food and beverage net sales decreased to 27.8% in Q1 2015 as compared to 29.8% in Q1 2014. The cost of amusement, entertainment and other revenues increased by $16,125 or 27.7% to $74,351 in Q1 2015, as compared to $58,226 in Q1 2014. The cost of amusement, entertainment and other revenue as a percentage to amusement, entertainment and other revenue net sales increased to 3.6% in Q1 2015, as compared to 3.0% in Q1 2014.

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

Legal and professional fees – Legal and professional fees increased by $398,518 or 84.8% from $470,210 in Q1 2014 to $868,728 in Q1 2015. These costs increased as a result of becoming a public company and the related reporting responsibilities.

Depreciation and Amortization – Depreciation and amortization expense increased by $77,474 or 7.8% to $1,076,226 from $998,752 from Q1 2014.

Interest Expense – Interest expenses decreased by $2,233,916 or 56.3% from $3,970,044 in Q1 2014 to $1,736,128 in Q1 2015. Interest expense decreased as a result of reduced debt conversions throughout the quarter.

Reconciliations of Non-GAAP Financial Measures - Store level EBITDA Margin

The following table reconciles Net Loss to Store Level EBITDA for the three month periods ended March 31, 2015 and March 31, 2014

	Kingdom Koncrete, Inc.	Latitude 360, Inc.	Consolidated Q1 2015	Latitude 360 Q1 2014
Net Loss	$5,523	$(9,122,571)	$(9,117,048)	$(6,925,456)
Franchise Fee	-	(410,960)	(410,960)	-
Interest expense, net	-	1,736,128	1,736,128	3,970,044
Loss on Fixed Assets Sold	-	-	-	357
Change in fair value of derivative liability	-	192,426	9,940	-
Depreciation and Amortization	-	1,076,226	1,076,226	998,752
Selling, General and Administrative expenses	3,282	2,199,454	2,202,736	1,989,181
Occupancy and related costs	382	285,950	286,332	267,397
Rent	3,450	359,176	362,626	498,143
Loss on Modification of Debt	-	4,273,062	4,273,062	-
Legal and Professional Fees	-	868,728	868,728	470,210
Stock Based Compensation	-	-	-	54,049
Loss From Discontinued Operations	-	2,421	2,421	62,753
Store Level EBITDA - Non GAAP	$12,637	$1,277,554	$1,290,191	$1,385,430

Store Level EBITDA Margin - Non GAAP	35.7%	22.8%	22.9%	27.6%

Food and beverage revenues	$-	$3,514,633	$3,514,633	$3,094,926
Amusement, entertainment and other revenues	35,402	2,091,071	2,126,473	1,921,054
Net Revenues	35,402	5,605,704	5,641,106	5,015,980
Less: Cost of Food and Beverage	-	(977,826)	(977,826)	(921,772)
Less: Cost of Amusement, entertainment and other revenues	(16,988)	(74,351)	(91,339)	(58,226)
Less: Operating Payroll and Benefits	(5,350)	(2,414,101)	(2,419,451)	(1,965,198)
Less: Other operating expenses	(427)	(861,872)	(862,299)	(685,354)
Store Level EBITDA - Non GAAP	$12,637	$1,277,554	$1,290,191	$1,385,430

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

