Form 10-Q
period 2015-06-30
LATITUDE 360, INC.
filed 2015-08-20
CIK 1376755

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number 000-55259

Latitude 360, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5587756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6022 San Jose Blvd. Jacksonville, FL 32217	32217
(Address of Principal Executive Offices)	(Zip Code)

(904) 730-0011

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2015, 139,222,493 shares of the common stock of the registrant were outstanding.

EXPLANATORY NOTE

This quarterly report contains the restated condensed consolidated balance sheet as of December 31, 2014 and the effects of the restated condensed consolidated statements of operations for the three and six months ended June 30, 2014 and the three months ended March 31, 2015 which is included within the six months ended June 30, 2015.  Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further detail.

Within the quarterly report on this Form 10-Q, the Company changed its accounting for certain matters in prior periods to conform to US GAAP and corrected certain presentations and disclosures within the financial statements and notes to the financial statements. As a result of these changes in accounting treatments, the consolidated financial statements in the Annual Report on Form 10-K filed for the period ended December 31, 2014 and the Quarterly Reports on Form 10-Q for the Quarters ended June 30, 2014, September 30, 2014 and March 31, 2015, should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the changes in treatment will result in a change to the assets, and equity portions of the consolidated balance sheets at the aforementioned reporting dates and will result in a change in the results of operations and earnings (loss) per share as reported in the Company’s statement of operations for such periods.

LATITUDE 360, INC.

FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

LATITUDE 360, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2015	December 31, 2014
	(Unaudited)	(Restated - unaudited)
ASSETS
Current assets:
Cash	$-	$99,329
Accounts receivable	82,122	100,788
Other receivables	75,072	32,669
Due from related parties	-	108,592
Inventories	219,485	312,277
Prepaid expenses	14,502	-
Total current assets	391,181	653,655

Property and equipment, net	54,818,072	53,772,879
Other assets	806,414	392,462
Total assets	$56,015,667	$54,818,996

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Short-term notes payable, net	$26,833,038	$25,859,970
Accounts payable - trade	5,286,343	7,966,213
Accounts payable - construction related	7,532,233	5,055,041
Accrued expenses	6,663,079	4,409,806
Accrued compensation - related party	1,600,000	1,600,000
Due to related parties	73,603	388,990
Current maturities of capital leases payable	20,988,280	317,302
Deferred rent and obligations to landlords	9,256,419	19,700
Interest payable	4,940,146	3,579,302
Derivative liabilities	5,323,222	588,420
Total current liabilities	88,496,363	49,784,744

Deferred rent	-	7,257,296
Obligations under capital leases, less current maturities	-	20,789,276
	-	28,046,572

Total liabilities	88,496,363	77,831,316

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred Stock, 20,000,000 shares authorized;
Preferred stock Series A $1,000 par value, 15,000 shares designated, no shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common Stock, $0.001 par value, 500,000,000 shares authorized, 131,818,524 shares issued and outstanding as of June 30, 2015 and 127,151,243 shares issued and outstanding as of December 31, 2014	131,819	127,151
Additional paid-in capital	142,015,630	138,587,848
Retained deficit	(174,628,145)	(161,727,319)
Total stockholders’ deficit	(32,480,696)	(23,012,320)
Total liabilities and stockholders’ deficit	$56,015,667	$54,818,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE 360, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Restated - unaudited)	(Restated - unaudited)	(Restated - unaudited)
			(Note 1)
Net Sales	$4,267,504	$3,981,680	$9,908,610	$9,000,760

Cost and Expenses:
Cost of Sales	864,518	799,681	1,933,683	1,772,940
Labor	2,056,219	1,954,677	4,475,670	3,813,537
Stock-based compensation	84,136	1,199,190	240,333	1,199,190
Occupancy and related costs	682,916	787,365	1,331,874	1,606,280
Professional fees	720,726	789,244	1,589,454	1,252,882
Depreciation and amortization	1,233,997	1,026,846	2,310,223	2,076,275
Selling, general and administrative expenses	2,722,259	3,013,344	5,789,710	4,980,734

Total costs and expenses	8,364,771	9,570,347	17,670,947	16,701,838

Loss from operations	(4,097,267)	(5,588,667)	(7,762,337)	(7,701,078)

Other (income)/expense
Interest expense	1,926,341	6,711,658	3,662,469	11,926,682
(Gain) loss on modification of debt	(136,906)	61,579	4,136,156	61,579
Change in fair value of derivative liability	(1,712,353)	11,572,661	(2,768,065)	11,572,661
Loss from fixed assets sold	147,929	2,141	147,929	2,498
Other	(20,000)	-	(40,000)	-
Total other expense, net	205,011	18,348,039	5,138,489	23,563,420

Net loss	$(4,302,278)	$(23,936,706)	$(12,900,826)	$(31,264,498)

Basic and diluted net loss per share	$(0.03)	$(0.25)	$(0.10)	$(0.37)

Weighted average shares outstanding, basic and diluted	131,574,261	96,076,272	130,709,247	84,595,354

Note 1- These amounts reflect the effect of restatements within the statement of operations for the three months ended March 31, 2015 for revenue recognition, stock-based compensation, and change in fair value of derivative liability.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE 360, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Unaudited

	Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2015 (Restated)	127,151,243	$127,151	$138,587,848	$(161,727,319)	$(23,012,320)

Stock-based compensation	-	-	240,333	-	240,333

Shares of common stock issued to investors in exchange for cash	80,000	80	79,920	-	80,000

Shares of common stock issued in exchange for vendor debt cancellation	38,496	39	43,462	-	43,501

Shares of common stock issued to consultants for services provided	133,125	133	132,992	-	133,125

Shares of common stock issued in exchange for cancellation of debt	4,415,660	4,416	2,931,075	-	2,935,491

Net loss	-	-	-	(12,900,826)	(12,900,826)

Balance, June 30, 2015 (Restated)	131,818,524	$131,819	$142,015,630	$(174,628,145)	$(32,480,696)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LATITUDE 360, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015	2014
	(Restated - unaudited)	(Restated- unaudited)
Cash Flows from Operating Activities:
Net loss	$(12,900,826)	$(31,264,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,310,223	2,076,275
Amortization on debt discount	577,712	5,235,719
Stock-based compensation	240,333	1,199,190
Interest expense for extension of debt	-	3,961,140
Loss on modification of debt	4,136,156	61,579
Change in fair value of derivative liability	(2,768,065)	11,572,661
Changes in assets and liabilities:
Accounts and other receivables	(23,737)	(605,534)
Inventories	92,792	(15,013)
Prepaid expenses	(14,502)	535
Other assets	(413,952)	1,291,170
Accounts payable and accrued liabilities	2,626,728	(2,876,033)
Interest payable	1,360,844	1,788,268
Due to/from related parties	(206,795)	-
Obligations under capital leases	(118,298)	1,782,796
Deferred rent	1,979,423	7,078,929
Net cash (used in) operating activities	(3,121,964)	1,287,184

Cash Flows from Investing Activities:
Purchase of property and equipment	(3,355,416)	(6,559,871)
Net cash used in investing activities	(3,355,416)	(6,559,871)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible and other debt	8,276,758	5,398,466
Principal reduction in convertible and other debt	(1,978,707)	(159,138)
Proceeds from sale of common stock	80,000	-
Net cash provided by financing activities	6,378,051	5,239,328

Net (decrease) increase in cash	(99,329)	(33,359)
Cash
Beginning of period	99,329	170,950
End of period	$-	$137,591

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$179,411	$259,442
Income taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued in exchange for notes payable	$2,935,491	$-
Shares issued to consultants in exchange for services	$133,125	$-
Shares issued to vendors in exchange for accounts payable	$43,501	$-
Conversion of Series A Preferred to common stock	$-	$33,743,764
Conversion of notes payable and accrued interest to common stock	$-	$1,149,628
Latitude share exchange	$-	$114,070,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. NATURE OF BUSINESS

Latitude 360, Inc., (“Latitude”, or the “Company”) is a Nevada corporation and was formed on August 22, 2006 as Kingdom Koncrete, Inc. The Company operates restaurant/entertainment complexes within the United States.

On May 30, 2014 the Company completed its acquisition of Latitude 360, Inc., a Florida corporation (“L360”), pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) dated April 8, 2014, among the Company, Latitude Global Acquisition Corp., a Florida corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and L360. Pursuant to the Merger Agreement, on May 30, 2014, Merger Sub merged with and into L360, and L360 became a wholly-owned subsidiary of the Company (the “Merger”). The Company changed its name to Latitude 360, Inc. on June 2, 2014.

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

2. LIQUIDITY AND GOING CONCERN

The Company has incurred significant losses from operations during the six months ended June 30, 2015 and the year ended December 31, 2014, and as of June 30, 2015 has a retained deficit of $174,628,145. As of June 30, 2015, the Company has a working capital deficit of $88,105,182. Notes payable and bank debt with a face value of $15,270,131 was in default, as of June 30, 2015. Capital lease obligations of $20,988,280 were in default as of June 30, 2015. The Company is delinquent in the payment and filing of certain of its 2013, 2014 and 2015 payroll tax liabilities with the Internal Revenue Services and other state and local taxing authorizes. As of June 30, 2015, unpaid payroll taxes total approximately $4,870,462 and related penalties and interest total approximately $821,428. These liabilities have been recorded within accrued expenses on the balance sheet at June 30, 2015. As of December 31, 2014, unpaid payroll taxes total approximately $2,981,085 and related penalties and interest total approximately $160,927. These liabilities have been recorded within accrued expenses on the balance sheet at December 31, 2014.The Company has hired a consultant to assist in the completion of the filings and expects to have an agreement in place to pay these amounts as soon as possible. Based on the results of a review of these tax filings, the Company may be subject to additional interest and penalties by the taxing authorities if such amounts are not forthcoming.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include seeking to procure additional funds through debt and equity financings and to increase operating cash flows from revenues expected to be generated from the operation of new venues.

The company has been actively seeking a combination of funding and is currently in discussions with several potential financing sources in regards to raising equity, bridge funding, balance sheet funding and/or equipment financing that management believes that, if obtained, will ultimately improve the Company's liquidity and provide the capital necessary to fund the Company’s growth plans.

There are no assurances that the Company will be able to raise capital on terms acceptable to the Company or at all, or that cash flow generated from its venues will be sufficient to meet its current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or it may not be able to continue to fund its ongoing operations. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding unaudited interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s Condensed Consolidated Balance Sheets, Statement of Operations and Cash Flows for the interim periods presented. Operating results for the interim periods presented are not necessarily indicative of the results of operations to be expected for the full year due to seasonal and other factors. Certain information and footnote disclosures normally included in the condensed consolidated financial statements in accordance with US GAAP have been omitted in accordance with the rules and regulations of the SEC.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Segment Information

The FASB has established standards for reporting information on operating segments of an enterprise in interim and annual financial statements. The Company operates in one segment which is the business of operating restaurant entertainment venues. The Company’s chief operating decision-maker reviews the Company’s operating results on an aggregate basis and manages the Company’s operations as a single operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using such estimates. Management utilizes various estimates, including but not limited to recording revenues under its contracts, assessing the collectability of accounts receivable, determining the estimated lives of long-lived assets, the fair value of the Company’s common stock, the valuation of securities underlying stock based compensation and derivative financial instruments, income tax expense, the valuation of deferred tax assets, and to assess its litigation, other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the consolidated financial statements of the period in which the changes become evident. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Revenues from Venues

Revenues from the operation of the Company’s facilities are recognized when sales occur. The revenue from electronic gift cards is deferred when purchased by the customer and revenue is recognized when the gift cards are redeemed.

Customer Membership Program

During 2014, the Company introduced a customer membership program in which customers pay a monthly membership fee and receive in exchange coupons and admission for that period to venue activities and events. The proceeds from the sale of the membership cards are deferred upon receipt and are recognized as earned, generally within two months of the sale of the membership card.

Franchise Revenues

During the first quarter of 2015, the Company entered into an “Area Development Term Sheet” with a franchisee (“Area Development Franchisee”). The Company has granted the Area Development Franchisee the exclusive right to open and operate the Company’s outlets in Qatar and Saudi Arabia. The Area Development Franchisee will have the right to use the applicable trademarks in the territory; provided that the Area Development Franchisee must open the first outlet no later than two years from the effective date in each of the two countries of the territory. The term of the agreement is ten years with a fee of $800,000, plus one additional consecutive term of another ten years with a fee of $250,000 per territory for the renewal of the agreement.

Under the agreement, the Company is required to provide, at no cost to the Area Development Franchisee, training, reasonable on-site pre-opening and opening supervision and assistance, reasonable continuing advisory assistance in the operation, operating manuals, and research data related to merchandising, marketing and advertising.

As of June 30, 2015, the Area Development Franchisee has two venues currently in design phase, both of which are expected to open in the first quarter of 2016.

The Company is recording the initial $800,000 fee on the straight-line method over the ten year term of the development agreement. Any ongoing royalty fees are based on a percentage of gross sales and are recognized as revenue as incurred. The renewal fee will be recognized over the term of the renewal. For the three and six month period ended June 30, 2015, the Company recorded franchise revenue of $20,000 and $40,000 which is recorded within Other (income) expense – other, within the condensed consolidated statement of operations.

Foreign Currency

The Company has two foreign subsidiaries. Although transactions to date through these subsidiaries are minimal, all such transactions have been denominated in U.S. dollars. The U.S. dollar is the functional currency for these entities.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: estimated volatility, dividend rate, risk free interest rate and the expected life. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

Net Loss per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method) and the conversion of the Company’s, convertible notes payable, and warrants (using the if-converted method). The computation of basic loss per share for the three and six months ended June 30, 2015 and 2014 excludes potentially dilutive securities. At June 30, 2015 and 2014, the Company excluded potentially dilutive securities of 59,063,229 and 46,003,930, respectively, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	As of June 30,
	2015	2014
Shares of common stock issuable upon the conversion of convertible notes payable and accrued interest.	15,633,014	9,768,349
Stock options	3,969,709	3,113,160
Warrants to purchase common stock	39,460,506	33,122,421
Total potentially dilutive securities	59,063,229	46,003,930

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815  “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record the embedded conversion option at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into convertible debt agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

The Black-Scholes option valuation model was used to estimate the fair value of the warrants and conversion options. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same.

Conversion options recorded as both equity and derivatives are recorded as debt discount and are amortized as interest expense over the life of the underlying debt instrument.

Fair Value

The Company determines the estimated fair value of amounts presented in these condensed consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in the financial statements are not necessarily indicative of the amounts that could be realized in a current exchange between buyer and seller. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. These fair value estimates were based upon pertinent information available as of June 30, 2015 and December 31, 2014, and, as of those dates, the carrying value of all amounts approximates fair value.

Fair Value Measurements

The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses, other current liabilities and stock options approximate fair value due to the short-term nature of these instruments.

Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

● Level 1.	Quoted prices in active markets for identical assets or liabilities.

● Level 2.

Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

● Level 3.	Significant unobservable inputs that cannot be corroborated by market data.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
June 30, 2015	$5,323,222	$-	$-	$5,323,222
December 31, 2014	$588,420	$-	$-	$588,420

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company’s Level 3 liabilities shown in the above table consist of convertible debt “down-round protection”. And, since the down round protection does not have a floor, the Company is unable to determine if it will have sufficient authorized common stock to settle such arrangements. Accordingly, the conversion feature of other convertible debt and warrants issued since May 30, 2014 were also determined to be derivative liabilities

Assumptions utilized in the valuation of Level 3 liabilities are described as follows:

	For the Three Months Ended						For the Six Months Ended
	June 30,						June 30,
	2015			2014			2015			2014

Risk-free interest rate	0.08%	-	1.74%	1.62%	-	1.65%	0.03%	–	1.74%	0.11%	-	1.62%
Expected term (years)	0.50	-	5.00	1.00	-	5.25	0.25	-	5.00	4.33	-	5.00
Expected volatility		104%			108%			104%			108%
Expected dividends		0.00%			0.00%			0.00%			0.00%

The expected term used is the contractual life of the instrument being valued. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

2015
Beginning balance	$588,420
Aggregate fair value of instruments upon issuance	7,502,867
Change in fair value of conversion features	(2,768,065)
Ending balance	$5,323,222

On May 30, 2014, the Company assumed certain convertible debt agreements in connection with the Merger. These debt agreements contained a variable conversion feature with no floor, and as such, the Company has adopted a sequencing policy in accordance with ASC 815-40-35-12, whereby these and all future instruments may be classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Fair Value Measurements, continued

The derivative conversion feature liabilities are measured at fair value and are classified within Level 3 of the valuation hierarchy. The significant assumptions and valuation methods that the Company used to determine fair value and the change in fair value of the Company’s derivative financial instruments are provided below:

	As of June 30,
	2015	2014
Stock price	$0.83	$1.40
Expected volatility	104%	108%
Risk-free interest rate	1.63%	1.50%
Dividend yield	0%	0%
Weighted average contractual term (in years)	4.4	4.5

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting and finance department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting and finance department with support from the Company’s consultants and are approved by the Chief Financial Officer.

Level 3 financial liabilities consist of the derivative liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement. Changes in the values of the derivative liabilities are recorded in change in fair value of derivative liabilities within other expense (income) on the Company’s condensed consolidated statements of operations

As of June 30, 2015, there were no transfers in or out of Level 3 from other levels in the fair value hierarchy.

In accordance with the provisions of ASC 815, “Derivatives and Hedging Activities” (“ASC 815”), the Company presented the conversion feature liabilities at fair value on its consolidated balance sheet, with the corresponding changes in fair value recorded in the Company’s condensed consolidated statement of operations for the applicable reporting periods. The model includes subjective input assumptions that can materially affect the fair value estimates. The Company determined the fair value of the Binomial Lattice Model and the Black-Scholes Valuation Model to be materially the same.

Income Taxes

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of June 30, 2015 and December 31, 2014, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2015 and 2014.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Advertising Costs

Advertising costs are expensed as incurred. Sponsorship costs are capitalized and amortized to expense over the sponsorship periods. Advertising costs for the three month periods ended June 30, 2015 and 2014, were approximately $78,445 and $253,829 respectively. Advertising costs for the six month periods ended June 30, 2015 and 2014, were approximately $158,700 and $383,470 respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”). Interest bearing accounts are insured up to $250,000 and non-interest bearing accounts have no limitation. From time to time, the Company may have cash in financial institutions in excess of federally insured limits. As of June 30, 2015 and December 31, 2014, the Company did not have cash in excess of FDIC limits.

During the three months ended June 30, 2015 and 2014, one supplier represented approximately 59% and 58%, respectively, of the Company’s cost of goods sold. During the six months ended June 30, 2015 and 2014, one supplier represented approximately 56% and 53%, respectively, of the Company’s cost of goods sold.

As of June 30, 2015, obligations to two suppliers represented approximately 28% and 11%, respectively of the aggregate of Accounts payable – trade and Accounts payable – construction related. As of December 31, 2014, obligations to one supplier represented approximately 12% of the aggregate of Accounts payable – trade and Accounts payable – construction related.

Lease and Leasehold Improvements

The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits.

The Company receives allowances from landlords related to its retail venues. These allowances are generally comprised of amounts paid by the landlord to the Company’s contractors for the build-out of its venues as part of the negotiated lease terms. The Company records as an asset and an offsetting deferred lease credit obligation to the landlord for each payment made by the landlord for improvements to the venue location. The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the lease. The Company’s unamortized portion of landlord allowances, which amounted to $9,256,419 as of June 30, 2015 and $7,276,996 as of December 31, 2014, is included in deferred rent and obligations to landlords on the consolidated balance sheets.

The Company also has leasehold improvements which are amortized over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term. Leasehold improvements made after the inception of the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured, (see Note 10).

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As modified, the FASB permits the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. The company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In August 2014, FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, US GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard will have on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently in the process of evaluating the impact of the adoptions of ASU 2014-09 on our consolidated financial statements.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. INVENTORIES

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Produce, meats and other food products	$86,767	$118,486
Liquor and beverages	92,003	130,542
Redemption toys and others	40,715	63,249
Total	$219,485	$312,277

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30,	December 31,	Estimated Useful
	2015	2014	Lives
Equipment	$10,700,220	$9,544,503	5	-	10
Computers & Software	922,322	1,098,918		3
Furniture	1,350,524	1,180,305		10
Gaming Equipment	5,763,178	5,750,347		5
Vehicles	127,219	115,850		5
Leasehold improvements	28,463,627	26,281,750		20
Property held under capital leases	20,327,627	20,327,627	5	-	20
	67,654,717	64,299,300
Less accumulated depreciation	(12,836,645)	(10,526,421)
Property and Equipment, net	$54,818,072	$53,772,879

Depreciation and amortization expense for the three months ended June 30, 2015 and 2014, amounted to $1,233,997 and $1,026,846, respectively. Depreciation and amortization expense for the six months ended June 30, 2015 and 2014, amounted to $2,310,223 and $2,076,275, respectively.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6. ACCRUED EXPENSES

Accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014

Delinquent payroll taxes, interest and penalties	$5,691,890	$3,142,012
Accrued gift cards	178,963	250,621
Other accrued expenses	792,226	1,017,173
Total	$6,663,079	$4,409,806

7. NOTES AND LOANS PAYABLES

During the six months ended June 30, 2015, the Company issued convertible notes for cash totaling $1,581,372. The notes bear interest from 8% to 15% per annum and have maturities ranging from six months to twelve months. Outstanding principal is convertible into shares of the Company’s common stock at conversion rates ranging from $1.40 per share to $3.00 per share. The Company repaid principal in cash against convertible notes amounting to $399,939 during the six months ended June 30, 2015.

During the six months ended June 30, 2015, the Company issued non-convertible notes for cash totaling $5,841,990. The notes bear interest from 8% to 10% per annum and have maturities ranging from six months to two years. The Company repaid principal in cash against non-convertible notes amounting to $1,578,768 during the six months ended June 30, 2015. During the six months ended June 30, 2015, non-convertible debt totaling $5,008,023 was converted into a total of 4,415,660 shares of common stock.

The balance of short-term notes payable at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
Convertible notes payable	$13,742,577	$12,628,989
Non-convertible notes payable	11,427,057	10,235,349
Notes payable bank	2,996,901	3,331,345
Subtotal	28,166,535	26,195,683
Less discounts	(1,333,497)	(335,713)
Short-term notes payable, net	$26,833,038	$25,859,970

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

7. NOTES AND LOANS PAYABLES, continued

Notes Payable - Bank

On August 3, 2012 the Company entered into financing arrangements with a bank, one for Latitude 42 Group LLC (Chicago) in the amount of $1,984,000 and the other with Latitude 360 Indianapolis in the amount of $2,428,590. As of June 30, 2015 the outstanding balances are $1,924,362 on the Latitude 360 Indianapolis note and $1,062,537 on the Latitude 42 Group LLC note.

On August 7, 2015 the Company entered into a Forbearance agreement which expires on September 1, 2015. As a condition of the extension, the Company was required to make two curtailment payment of $250,000, each. As of August 10, 2015, these payments have not been made. During the period January 1, 2015 through June 30, 2015, the Company paid $344,533 in principal and $165,567 in interest compared to $820,239 in principal and $244,465 in interest in the same period ended June 30, 2014.

8. OBLIGATIONS UNDER CAPITAL LEASES

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

The Company accounted for the lease of these two properties as capital leases. The initial terms of each lease is 20 years, with options to extend the lease for four successive terms of five years each. In addition the Company leases copiers and other office equipment that are accounted for as capital leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2015 and 2014.

The Company defaulted in its payments under these lease obligations, and entered into a forbearance agreement on December 5, 2014 with the landlord.  The Company agreed to make monthly payments totaling $200,000 beginning on December 31, 2014.  The Company is current with its payments under the Forbearance agreement. The Company tested the payment restructuring under this forbearance agreement pursuant to ACS Topic 470-50 “Modification and Extinguishments” and determined that under the new payment structure, a debt extinguishment had occurred. The Company recognized a gain on the extinguishment in 2014 totaling $3,067,566, which is included within the gain loss modification of debt on the condensed consolidated statement of operations.

The future minimum payments on the Company’s obligations under capital leases are as follows:

For the Years Ended December 31,	Amount
2015 (representing six months)	$2,400,000
2016	2,400,000
2017	2,400,000
2018	2,400,000
2019	2,400,000
Thereafter	33,685,816
Total	45,685,816
Less accrued interest	(24,697,536)
Current obligations under capital leases	20,988,280

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. RELATED PARTY TRANSACTIONS

Under the terms of a development and consulting agreement between the Brownstone Group (“Brownstone”) and the Company, the Company is required to pay management and development fees to Brownstone. The amount of fees incurred for the three months ended June 30, 2015 and 2014 totaled $216,012 and $426,120, respectively and were reflected in the Consolidated Statement of Operations. Brownstone is wholly owned by the Company’s Chairman and CEO. In addition, since the Company’s inception, the Chairman and CEO and various entities owned by him have made advances to the Company and directly made payments on the Company’s behalf. The amounts of the advances and direct costs paid are non-interest bearing, unsecured and due on demand. The balances owed the Chairman and CEO and related entities, including accrued compensation, management and development fees at June 30, 2015 totaled $6,446,700 and at December 31, 2014 totaled $6,726,700 and is reflected within short-term notes payable, accrued compensation - related party and due to related parties on the condensed consolidated balance sheets.

On July 5, 2014, L360 the Company entered into an independent contractor agreement with 360 Builders, LLC (“360 Builders”), where by 360 Builders a company owned by Brownstone, performs budgeting, bidding out sub-contractors, and project supervision on Company projects. The day to day control of the work is solely 360 Builders. 360 Builders is not considered to be an employee of the Company for any purpose and 360 Builders is not entitled to any benefits the Company provides its employees. The term of the agreement is for 24 months and both 360 Builders and the Company can terminate the agreement upon written notice of 30 days to the other party.

During the three and six months ended June 30, 2015 and 2014, 360 Builders billed to the Company $38,338 and $0 respectively, for services rendered. For the three and six months ended June 30, 2015 and 2014, a total of $17,649 and $0 respectively, had been paid to the Contractor. The outstanding liability was $73,423 as of June 30, 2015. The outstanding liability balance as of December 31, 2014 was $19,695.

10. COMMITMENTS AND CONTINGENCIES

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

Minimum future lease payments under operating leases at June 30, 2015 for the next five years and in the aggregate are as follows:

For the Twelve Months Ended December 31,	Amount
2015 (six months)	$372,362
2016	493,849
2017	720,399
2018	691,108
2019	650,100
Thereafter	975,150
Total	$3,902,968

Rent expense for the three months ended June 30, 2015 and 2014, was $410,120 and $580,454 respectively. Rent expense for the six months ended June 30, 2015 and 2014, was $772,746 and $1,078,597 respectively.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES, continued

Litigation

In the ordinary course of conducting its business, the Company is exposed to litigation risks from time to time that can have significant adverse effects upon its financial and operating condition, which in turn could have a material adverse effect on our ability to continue as a going concern.

On December 12, 2012, The Estate of Jerome H. Denner commenced an action entitled Larry Grossinger, Personal Representative of the Estate of Jerome H. Denner v. The Brownstone Group, LLC and Latitude 30 Group, LLC in Duval County Circuit Court, Florida. The lawsuit alleges that Brownstone and the Company’s subsidiary, Latitude 30 Group, LLC (“Latitude 30”), on June 25, 2010, executed a promissory note in the principal amount of $879,807 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807 plus interest and attorneys’ fees. Latitude 30 intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. The SEC brought a lawsuit against the parties responsible for the conversion of escrow funds for similar allegations, and provided a restitution check in the amount of approximately $155,000, which partially offset the amount of this claim. Latitude 30 has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30, and Latitude 30 asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. In March 2015, the Court granted the plaintiff’s motion for summary judgment in this matter. Latitude 30 has filed a motion for reconsideration but was denied on July 29, 2015, but intends to appeal the summary judgment decision. The Company believes it still has a viable defensible position in this case. There can be no assurance given that the Company will prevail in this matter and in the event that the Company is ultimately found liable in such litigation, it would have an adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 will be able to look to Brownstone to contribute a pro rata amount to the payment of any judgment. Through June 30, 2015, the Company has not accrued for any loss on this matter.

On October 10, 2014 a complaint was filed by a former employee seeking $150,000 in severance and 2,412,574 shares of stock.  The Company denies that any sums are due to the plaintiff as a result of his voluntary termination of his employment. The Company intends to vigorously defend this action.  On November 6, 2014 the Company filed a counterclaim against the plaintiff arising from his employment with the Company for breach of his employment agreement, declaratory relief, breach of fiduciary duty, defamation, breach of confidentiality agreement, and other claims. This lawsuit is currently in the discovery stage. Latitude’s position is that are no outstanding paychecks from the Company, and no stock is due under the terms of the restrictive stock agreement. There can be no assurance given that the Company will prevail in this matter and in the event that the Company is ultimately found liable in such litigation, it would have an adverse effect on the financial condition of the Company.

On October 17, 2014, the Company received a demand for arbitration from Summit Trading Ltd. (“Summit”) arising from a consulting agreement between the Company and Summit.  Summit is seeking 3,344,988 shares of common stock of the Company.  This matter was in the discovery phase as of June 30, 2015. We do not believe that any sum is due to Summit and intend to vigorously defend the action. There can be no assurance given that the Company will prevail in this matter and in the event that the Company is ultimately found liable in such litigation, it would have an adverse effect on the financial condition of the Company.

Nevertheless, if one or more of the pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to the Company and/or its subsidiary’s interests, or if a settlement of any lawsuit requires the Company to pay a significant amount, the result could have an adverse impact on the Company’s overall financial position.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. COMMITMENTS AND CONTINGENCIES, continued

Litigation, continued

Landlord Disputes

On May 15, 2014, the Company entered into a lease for a new venue location in Minneapolis, MN. On January 27, 2015 the Company sent a Demand and Notice to the Landlord notifying the landlord that it was in breach of the lease, and obstructed and/or delayed the Company’s progress on the project, and had tortuously interfered with the Company’s contractors. The Company also demanded certain documentation and records. On June 15, 2015 the Landlord notified the Company of its intention to terminate the lease. On June 26, 2015 the Company was notified that the lease was terminated and shortly thereafter, the possession of the property was returned to the landlord. Both parties have reserved the right to legally recoup any damage due.

On January 14, 2014, the Company entered into a lease for a new venue location in Albany, NY. The landlord sent the Company a "Notice of Lease Termination" dated July 23, 2015. On August 12, 2015 the Company received a "Notice of Petition" seeking possession of the property. The landlord and the Company are in discussions to resolve the dispute.

On June 6, 2014, the Company entered into a lease for a new venue location in Kingston, MA property, which was in default at June 30, 2015. During June 2015, the Company received a notice of default under the lease. The landlord and the Company are in discussions to resolve the dispute.

Should the landlords and the Company not come to a mutually acceptable agreement regarding these leases as described above, the Company’s operations may be materially impacted, including potentially incurring impairment charges, as well as cash, fees and expenses. Leasehold improvements for the Albany and Kingston locations were approximately $10,400,000 at June 30, 2015.

Territory Agreement – Georgia and Alabama

On May 13, 2015, the Company entered into a territory agreement (the “Territory Agreement”) with an investor (the “Grantee”), pursuant to which the Grantee was granted the exclusive right to 10% venue ownership in any Latitude 360 venues opened in the states of Georgia and Alabama during the term of the Territory Agreement, and 20% venue ownership in a proposed venue to be located at the Mall of Georgia and any other venue funded by Grantee on identical terms as the Mall of Georgia location, provided that the Grantee or an affiliate provides the building and acts as landlord for such location. The Grantee was also granted the exclusive right to 10% venue ownership in any Latitude 360 venue opened in a location funded by City Summit Company (“CSC”) in the United States during the term of the Territory Agreement, with such ownership increasing to 20% if the applicable location was also owned 25% or more by the Grantee and funded by CSC to a partnership between CSC and the Grantee. The term of the Territory Agreement is perpetual, unless terminated by either party upon the occurrence of certain events specified in the Territory Agreement.

Pursuant to the terms of the Territory Agreement, the Company is responsible for, among other things, operating the subject venues like other Company venues, making available certain sales, marketing and other data to the Grantee, siting and outfitting each venue in accordance with the Company’s guidelines, outfitting the subject venues with signage, making any required capital improvements with respect to the subject venues, and marketing and advertising each of the subject venues.

The Company’s obligations under the Territory Agreement were contingent upon the Company receiving a total of $1,000,000 in funding from the Grantee, which was provided in the form of two loans to the Company from the Grantee in the aggregate principal amount of $1,000,000, the proceeds of which were received on May 13, 2015. Pursuant to the note agreement, the maturity date is May 13, 2020 and the notes bear interest at 12% per annum.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. STOCKHOLDERS’ EQUITY

Issuances of Common Stock

During the six months ended June 30, 2015 the Company issued 4,667,281 shares of common stock of which 80,000 were issued to investors for cash; 38,496 shares were issued in the cancellation of debt due to a vendor; 133,125 were issued to a consultant for services; and the remaining 4,415,660 shares were issued on the conversion of debt.

Common Stock Warrants

For the six months ended June 30, 2015, a total of 6,213,085 warrants were issued for services and in connection with issuances of notes payable.

A summary of outstanding warrants to purchase common stock is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding – January 1, 2015	33,247,421	$1.12
Granted	6,213,085	$1.02
Exercised	-	$-
Cancelled	-	$-
Outstanding – June 30, 2015	39,460,506	$1.10

2012 Equity Incentive Compensation Plan

Effective December 31 2012, the Company adopted the 2012 Equity Incentive Compensation Plan. Under the plan, the Company reserved 5,000,000 shares of its common stock that are available for issuance at the discretion of the Plan’s committee members to officers, directors, employees and consultants. Shares issued under the Plan that are subject to forfeiture, expiration, termination, cash settlement or non-issuance are again be available for issuance under the plan subject to certain restriction as indicated in the Plan Agreement. The Plan shall terminate at the earliest of (a) such time as no Shares remain available for issuance under the Plan, (b) termination of this Plan by the Board, or (c) the tenth anniversary of the Effective Date. Awards outstanding upon expiration of the Plan shall remain in effect until they have been exercised or terminated, or have expired.

On March 27, 2015 the Board of Directors granted options for the purchase of 341,451 shares of the Company’s common stock to various employees in lieu of a performance bonus. These shares have an exercise price of $0.64 per share and a term of 5 years. All of the options granted vested fully on the date of grant.

On March 27, 2015 the Board of Directors granted options for the purchase of 63,530 of the Company’s common stock to various venue employees. These shares have an exercise price of $0.64 per share and a term of 5 years. All of the options granted vested fully on the date of grant.

On June 30, 3015 the Board of Directors granted options for the purchase of 218,081 shares of the Company’s common stock to various employees in lieu of a performance bonus. These shares have an exercise price of $0.64 per share and a term of 5 years. All of the options granted vested fully on the date of grant.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

11. STOCKHOLDERS’ EQUITY, continued

2012 Equity Incentive Compensation Plan, continued

A summary of outstanding stock options is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Term (Years)	Intrinsic Value
Outstanding at January 1, 2015	3,346,647	$0.64	$0.39	4.4
Granted	623,062	0.64	0.39	4.8
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at June 30, 2015	3,969,709	$0.64	$0.39	4.0	$744,717

Exercisable at January 1, 2015	3,346,647	$0.64	$0.39	4.4
Vested	623,062	0.64	0.39	4.8
Exercised	-	-	-	-
Forfeited	-	-	-	-
Exercisable at June 30, 2015	3,969,709	$0.64	$0.39	4.0	$744,717

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s Form 10-Q for the three and six months ended June 30, 2014, management changed its accounting for the following items in order to comply with US GAAP:

a.	Record the value of leasehold improvements funded by the Company’s landlord and the related deferred rent on the Company’s balance sheet
b.	Correct the recording of stock based compensation
c.	Correct the recording of certain capital leases that had been previously treated as operating leases for the six months ended June 30, 2014
d.	Correct the accounting for the merger of Latitude and Kingdom Koncrete to account for it as a reverse acquisition
e.	Correct the recording of certain equity transactions during the year ended December 31, 2014 and the six months ended June 30, 2015
f.	Reverse the recognition of certain franchise fee revenue that should not have been recorded
g.	Record the effect of derivative liabilities during the three and six months ended June 30, 2014 that had not previously been recorded
h.	Record the effect of certain non-cash interest expense and the amortization of debt discounts

Within the quarterly report on this Form 10-Q, the Company changed its accounting for certain matters in prior periods to conform to US GAAP and corrected certain presentations and disclosures within the financial statements and notes to the financial statements. As a result of these changes in accounting treatments, the consolidated financial statements in the Annual Report on Form 10-K filed for the period ended December 31, 2014 and the Quarterly Reports on Form 10-Q for the Quarters ended June 30, 2014, September 30, 2014 and March 31, 2015 should no longer be relied upon. For the period ended March 31, 2015 (the results of which are included within the amounts reported for the six months ended June 30, 2015), such amounts have also been restated to reflect certain corrections for the impact of the items reflected above associated with 2014. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the changes in treatment will result in a change to the assets, and equity portions of the consolidated balance sheets at the aforementioned reporting dates and will result in a change in the results of operations and earnings (loss) per share as reported in the Company’s statement of operations for such periods.

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, continued

The effects of the revision on the accompanying condensed consolidated balance sheet as of December 31, 2014 are summarized below:

Condensed Consolidated Balance Sheet

December 31, 2014

	As previously reported	Adjustment	Reference	As Restated
Current assets:
Cash	$99,329	$-		$99,329
Accounts receivable	100,788	-		100,788
Other receivables	32,669	-		32,669
Franchise fee from related party	187,215	(187,215)	(f)	-
Due from related parties	108,592	-		108,592
Inventories	312,277	-		312,277
Total current assets	840,870	(187,215)		653,655
Property and equipment, net	46,722,433	7,050,446	(a)	53,772,879
Other assets	392,462	-		392,462
Total assets	$47,955,765	$6,863,231		$54,818,996
Current liabilities
Short-term notes payable, net	$25,859,970	$-		$25,859,970
Accounts Payable - trade	7,966,213	-		7,966,213
Accounts Payable - construction related	5,055,041	-		5,055,041
Accrued expenses	4,409,541	265		4,409,806
Accrued expenses – related party	1,600,000	-		1,600,000
Due to related parties	388,990	-		388,990
Obligations under capital lease	317,302	-		317,302
Deferred rent	19,700	-		19,700
Interest payable	3,579,302	-		3,579,302
Derivative liabilities	588,420	-		588,420
Total current liabilities	49,784,479	265		49,784,744
Deferred rent	206,850	7,050,446	(a)	7,257,296
Obligations under capital leases	20,789,276	-		20,789,276
Total liabilities	70,780,605	7,050,711		77,831,316
Stockholder’s deficit
Common stock	127,151	-		127,151
Additional paid-in capital	143,860,917	(5,273,069)	(b)	138,587,848
Retained deficit	(166,812,908)	5,085,589	(b)(f)	(161,727,319)
Total stockholders’ deficit	(22,824,840)	(187,480)		(23,012,320)
Total liabilities and stockholders’ deficit	$47,955,765	$6,863,231		$54,818,996

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, continued

The effects of the revision on the accompanying statements of operations for the three and six months ended June 30, 2014 are summarized below:

Condensed Consolidated Statement of Operations

For the Three Months ended June 30, 2014

	As previously reported	Adjustment	Reference	As Restated

Net Sales	1,427,475	2,554,205	(d)	3,981,680
Cost of Sales	321,494	478,187	(d)	799,681
Labor	866,607	1,088,070	(d)	1,954,677
Stock Based Compensation	-	1,199,190	(b)	1,199,190
Occupancy and related costs	119,728	667,637	(c)(d)	787,365
Professional fees	-	789,244	(d)	789,244
Depreciation and Amortization	733,579	293,267	(d)	1,026,846
Selling, general and administrative expenses	874,894	2,138,450	(d)	3,013,344
Other operating expenses	203,184	(203,184)	(d)	-

Total costs and expenses	3,119,486	6,450,861		9,570,347

Loss from operations	(1,692,011)	(3,896,656)		(5,588,667)

Other (income) expense
Interest expense	682,376	6,029,282	(d)(g)(h)	6,711,658
Loss on modification of debt	-	61,579	(g)	61,579
Change in fair value of derivative liability	-	11,572,661	(g)	11,572,661
Loss from fixed assets sold	-	2,141	(d)	2,141
Total other expense, net	682,376	17,665,663		18,348,039

Net Loss from continued operations	(2,374,387)	(21,562,319)		(23,936,706)
Discontinued Operations
Loss from discontinued operations	(12,228)	12,228	(d)	-
Net Loss	(2,386,615)	(21,550,091)		(23,936,706)

Basic and diluted net loss per share	$(0.05)	$(0.44)		$(0.25)

Weighted Average Shares outstanding, basic and diluted	47,410,910	48,665,362		96,076,272

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS, continued

Condensed Consolidated Statement of Operations

For the Six Months ended June 30, 2014

	As previously reported	Adjustment	Reference	As Restated

Net Sales	1,456,300	7,544,460	(d)	9,000,760

Cost of Sales	335,004	1,437,936	(d)	1,772,940
Labor	881,837	2,931,700	(d)	3,813,537
Stock Based Compensation	-	1,199,190	(b)	1,199,190
Occupancy and related costs	120,006	1,486,274	(c)(d)	1,606,280
Professional fees	-	1,252,882	(d)	1,252,882
Depreciation and Amortization	734,739	1,341,536	(d)	2,076,275
Selling, general and administrative expenses	876,979	4,103,755	(d)	4,980,734
Other operating expenses	203,903	(203,903)	(d)	-

Total costs and expenses	3,152,468	13,549,370		16,701,838

Loss from operations	(1,696,168)	(6,004,910)		(7,701,078)

Other (income) expense
Interest expense	682,376	11,244,306	(d)(g)(h)	11,926,682
Loss on modification of debt	-	61,579	(g)	61,579
Change in fair value of derivative liability	-	11,572,661	(g)	11,572,661
Loss from fixed assets sold	-	2,498	(d)	2,498
Total other expense, net	682,376	22,881,044		23,563,420

Net loss from continued operations	(2,378,544)	(28,885,954)		(31,264,498)
Loss from discontinued operations	(7,104)	7,104	(d)	-
Net loss	(2,385,648)	(28,878,850)		(31,264,498)

Basic and diluted net loss per share	$(0.09)	$(0.49)		$(0.37)

Weighted Average Shares outstanding, basic and diluted	25,828,716	58,766,638		84,595,354

Latitude 360, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 19, 2015, which is the date these financial statements were issued. The following significant subsequent event took place subsequent to June 30, 2015.

Master Exchange Agreement

On July 17, 2015, the Company entered into a Master Exchange Agreement (the “Agreement”) with a third party who entered into assumption and assignment agreements of certain promissory notes, which, as of the date of the Agreement, held $1,988,372 in principal amount and interest of promissory notes (“Existing Debt”) of the Company or its direct or indirect subsidiaries. Pursuant to the terms of the agreement, at any time until April 17, 2016, the third party shall be entitled to exchange any portion of the outstanding and unpaid promissory notes for shares of the Company’s common stock, as provided in the Agreement in reliance on the exemption from registration provided by Section 3(a) (9) of the Securities Act of 1933, as amended. The number of shares of common stock to be issued to the third party upon any such exchange shall be determined by dividing (i) 200% of the amount of the Existing Debt to be exchanged by (ii) the Exchange Price which is the Closing Bid Price on the Exchange Date, provided that the number of shares to be issued shall be subject to adjustment in accordance with the provisions of the Agreement. On July 20, 2015, the third party exchanged a portion of the outstanding and unpaid promissory notes for 6,903,356 shares of the Company's common stock.

Private Placement Agreement

On July 13, 2015, the Company entered into a one year agreement with an investment banker to provide advice to the Company and to lead a capital raise should the Company pursue such raise. The advisor is eligible to earn certain fees and the reimbursement of expenses upon a successful offering.

Venue Management Agreement

On August 17, 2015, two wholly-owned subsidiaries of the Company entered into separate Management Agreements (the “Management Agreements”) with the "Owners" of two “Revolutions” venues, Revolutions at Saucon Valley, located in Bethlehem, Pennsylvania, and Revolutions at Destiny USA, located in Syracuse, New York. Pursuant to the terms of each Management Agreement, the applicable Company subsidiary will serve as the manager and operator of the subject venue (as applicable, the “Manager”) for the duration of such Management Agreement. Each Manager is responsible for funding the operations, and discharging the obligations, of the applicable venue during the term, and for paying a monthly fee to Owners ($20,819 and $38,681 per month for the Bethlehem and Syracuse locations, respectively). Each Manager is entitled to retain the excess, if any, of revenues from the applicable venue over the cost of operating the facility and the monthly fee paid to Owners. The Company has guaranteed the Managers’ obligations under the Management Agreements.

The term of each Management Agreement is from August 17, 2015 until the earlier to occur of (i) settlement or termination of an agreement pursuant to which the Company would purchase, as to each venue, the interest in the venue from the Owner or (ii) 60 days from the execution of such Management Agreement, subject to the right of the Manager to extend the term for an additional period, not to exceed six months, until such time as the Manager receives approval from the applicable state to transfer the Owner’s liquor license to the manager.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the unaudited consolidated financial statements, and related notes included herein. Unless otherwise specified, the meanings of all defined terms in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are consistent with the meanings of such terms as defined in the Notes to Consolidated Financial Statements.

Subsequent to the issuance of the Company’s Form 10-Q for the three and six months ended June 30, 2014, management changed its accounting for the following items in order to comply with US GAAP:

a.	Record the value of leasehold improvements funded by the Company’s landlord and the related deferred rent on the Company’s balance sheet
b.	Correct the recording of stock based compensation
c.	Correct the recording of certain capital leases that had been previously treated as operating leases for the six months ended June 30, 2014
d.	Correct the accounting for the merger of Latitude and Kingdom Koncrete to account for it as a reverse acquisition
e.	Correct the recording of certain equity transactions during the year ended December 31, 2014
f.	Reverse the recognition of certain franchise fee revenue that should not have been recorded
g.	Record the effect of derivative liabilities during the six and months ended June 30, 2014 that had not previously been recorded
h.	Record the effect of certain non-cash interest expense and the amortization of debt discounts

Within the quarterly report on this Form 10-Q, the Company changed its accounting for certain matters in prior periods to conform to US GAAP and corrected certain presentations and disclosures within the financial statements and notes to the financial statements. As a result of these changes in accounting treatments, the consolidated financial statements in the Annual Report on Form 10-K filed for the period ended December 31, 2014 and the Quarterly Reports on Form 10-Q for the Quarters ended June 30, 2014, September 30, 2014 and March 31, 2015, should no longer be relied upon. For the period ended March 31, 2015, (the results of which are included within the amounts reported for the six months ended June 30, 2015), such amounts have also been restated to reflect certain corrections for the impact of the items reflected above associated with 2014. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Specifically, the changes in treatment will result in a change to the assets, and equity portions of the consolidated balance sheets at the aforementioned reporting dates and will result in a change in the results of operations and earnings (loss) per share as reported in the Company’s statement of operations for such periods.

Forward-Looking Statements

This Form 10-Q includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods. An expanded discussion of these risk factors is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Nature of Activities, History and Organization:

Latitude 360 (“L360” or the Company), is an independent, full-service entertainment company whose predecessor entity was founded in 2009 to plan, develop, construct and operate state-of-the-art, 40,000 to 70,000 square foot premier entertainment venues while targeting “A” location commercial properties at distressed prices. Each L360 location fuses an exceptional food & beverage experience with multiple entertainment options in an upscale and contemporary designed venue. Entertainment options include; a dine-in luxury movie screening room (Cinegrille), a dine-in live performance theater with a full-size stage (Latitude LIVE), luxury bowling lanes (bowling/full food service to lanes), a sports theater, a main bar with small stage/dance floor (Axis bar), the latest offering in hi-tech electronic video games, and an upscale Nuevo-American casual dining restaurant and sports bar. As of June 30, 2015, the Company had three operational entertainment venues.

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

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger the Company issued (or reserved for issuance) an aggregate of 114,070,828 shares of the Company’s common stock (the “Merger Shares”) to the shareholders of L360 Florida immediately prior to the effective time as consideration for the acquisition. The Merger Shares represent approximately 98.9% of the total number of outstanding shares of the Company’s common stock. Except for certain convertible securities of L360 Florida which did not convert into shares of the Company’s common stock in connection with the Merger (the “L360 Non-Converting Securities”), each outstanding share of preferred stock of L360 Florida, each warrant to purchase L360 Florida common stock, and any other security of L360 Florida exchangeable for or convertible into shares of L360 common stock (the “L360 Convertible Securities”) was exchanged or converted into shares of L360 Florida common stock immediately prior to the consummation of the Merger, such that the shares of L360 common stock issued upon conversion, along with the shares of the Company’s common stock underlying the L360 Non-Converting Securities, represented the right to receive a portion of the Merger Shares. Each L360 Non-Converting Security outstanding at the effective time of the Merger was automatically converted into a like convertible security, or the right to receive a like convertible security, to acquire a portion of the Merger Shares, at an exercise price per share appropriately adjusted so that the aggregate exercise price is the same as it was prior to the effective time of the Merger. The Company changed its name to Latitude 360 Inc. on June 2, 2014.  The transaction was accounted for as a reverse merger, and as such, the historical financial statements of L360 Florida are those of Latitude.

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

Results of Operation: The following table sets forth our data for the three and six months ended June 30, 2015 and 2014. All information is derived from the accompanying condensed consolidated statements of operations.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Restated- unaudited)	(Unaudited)	(Restated- unaudited)
Net Sales	$4,267,504	$3,981,680	$9,908,610	$9,000,760
Cost and Expenses:
Cost of Sales	864,518	799,681	1,933,683	1,772,940
Labor	2,056,219	1,954,677	4,475,670	3,813,537
Stock-based compensation	84,136	1,199,190	240,333	1,199,190
Occupancy and related costs	682,916	787,365	1,331,874	1,606,280
Professional fees	720,726	789,244	1,589,454	1,252,882
Depreciation and amortization	1,233,997	1,026,846	2,310,223	2,076,275
Selling, general and administrative expenses	2,722,259	3,013,344	5,789,710	4,980,734
Total costs and expenses	8,364,771	9,570,347	17,670,947	16,701,838

Loss from operations	(4,097,267)	(5,588,667)	(7,762,337)	(7,701,078)
Other (income)/expense
Interest expense	1,926,341	6,711,658	3,662,469	11,926,682
Loss (Gain) on modification of debt	(136,906)	61,579	4,136,156	61,579
Change in fair value of derivative liability	(1,712,353)	11,572,661	(2,768,065)	11,572,661
Loss from fixed assets sold	147,929	2,141	147,929	2,498
Other	(20,000)	-	(40,000)	-
Net loss	$(4,302,278)	$(23,936,706)	$(12,900,826)	$(31,264,498)

Three Months Ended June 30, 2015 and 2014 (Restated)

Net Sales – Net sales increased by $285,824 or 7% to $4,267,504 for the three months ended June 30, 2015 as compared to approximately $3,981,680 for the three months ended June 30, 2014.

We have recently added several new revenue streams to Latitude 360 through marketing sponsorships, a new gift card program and our membership program.

Additionally we are actively seeking other opportunities internationally, besides the Middle East, to grow our brand abroad, which we expect will increase franchise revenues.

Cost of Sales – Cost of sales increased by $64,837 or 8% from $799,681 for the three months ended June 30, 2014 to $864,518 for the three months ended June 30, 2015. The increase relates to an increase in the cost of food and beverage of $81,862 or 10.9% to $831,730 for the three months ended June 30, 2015, as compared to $749,868 for the three months ended June 30, 2014. The cost of food and beverage as a percentage to food and beverage net sales increased to 28.4% for the three months ended June 30, 2015 as compared to 28.2% for the three months ended June 30, 2014. The cost of amusement, entertainment and other sales decreased by $17,025 or 34.2% to $32,788 for the three months ended June 30, 2015, as compared to $49,813 in for the three months ended June 30, 2014. The cost of amusement, entertainment and other sales as a percentage to amusement, entertainment and other revenue net sales decreased to 2.9% for the three months ended June 30, 2015, as compared to 3.8% for the three months ended June 30, 2014.

Labor - Labor increased by $101,542 or 5% to $2,056,219 for the three months ended June 30, 2015 as compared to $1,954,677 for the three months ended June 30, 2014. The increase in operating labor relates mainly to hiring additional personnel to manage and execute our new membership program. Management is continuously evaluating all the staffing needs and will make adjustments accordingly if needed.

We have recently implemented an aggressive labor cost cutting program at both the Venue and Corporate levels which we expect will reduce labor costs significantly. Additionally, we are in the process of implementing three major computer systems, which we expect will allow the Company to become more efficient, resulting in additional labor cost reductions.

Stock-based compensation – Stock-based compensation decreased by $1,115,054 or 93% to $84,136 for the three months ended June 30, 2015 as compared to $1,199,190 for the three months ended June 30, 2014, on account of fewer stock options being granted in the 2015 period.

Occupancy and related costs – The occupancy and related costs decreased by $104,449 or 13% to $682,916 for the three months ended June 30, 2015 compared to $787,365 for the three months ended June 30, 2014. The decrease was mainly related to decreased utility and other costs.

Professional fees – Professional fees decreased by $68,518 or 9% from $789,244 for the three months ended June 30, 2014 to $720,726 for the three months ended June 30, 2015. The decrease was on account of the Company’s greater focus on managing professional fees and the costs in 2014 included the reverse merger with fewer related costs in the current period.

Depreciation and Amortization – Depreciation and amortization expense increased by $207,151 or 20% to $1,233,997 for the three months ended June 30, 2015, from approximately $1,026,846 for the three months ended June 30, 2014 because of improvements in the venues during the period.

Selling, General and Administrative Expenses – Selling, General and Administrative expenses, which primarily consist of administration, travel, sales and marketing decreased by $291,085 or 10% to $2,722,259 for the three months ended June 30, 2015, as compared to $3,013,344 for the three months ended June 30, 2014. The decrease relates principally to decreased travel from the levels in place during 2014 for merger related activities.

Other income expense – Other income expense decreased by $18,143,028 or 99% from $18,348,039 for the three months ended June 30, 2014 to $205,011 for the three months ended June 30, 2015. The decrease in other operating expenses was principally due to a decrease in interest expense of $4,785,317 and a decrease in the change in fair value of derivative of $13,285,014. The decrease was partially off-set by an increase on loss from fixed assets sold of $145,788.

Net Loss – Net loss decreased by $19,634,328 or 82% to $4,302,378 for the three months ended June 30, 2015 as compared to $23,936,706 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014 (Restated)

Net Sales – Net sales increased by $907,850 or 10% to $9,908,610 for the six months ended June 30, 2015 as compared to $9,000,760 for the six months ended June 30, 2014, related principally to enhanced group sales activities and the membership program initiated in 2015.

Cost of Sales – Cost of sales increased by $160,743 or 9% from $1,772,940 for the six months ended June 30, 2014 to $1,933,683 for the six months ended June 30, 2015. The increase relates to an increase in the cost of food and beverage of $146,241 or 8.8% to $1,808,252 for the six months ended June 30, 2015, as compared to $1,662,011 for the six months ended June 30, 2014. The cost of food and beverage as a percentage to food and beverage net sales decreased to 27.5% for the six months ended June 30, 2015 as compared to 28.3% for the six months ended June 30, 2014. The cost of amusement, entertainment and other sales increased by $14,502 or 13% to $125,431 for the six months ended June 30, 2015, as compared to $110,929 in for the six months ended June 30, 2014. The cost of amusement, entertainment and other sales as a percentage to amusement, entertainment and other revenue net sales increased to 3.7% for the six months ended June 30, 2015, as compared to 3.5% for the six months ended June 30, 2014.

Labor - Labor increased by $662,133 or 17% to $4,475,670 for the six months ended June 30, 2015 as compared to $3,813,537 for the six months ended June 30, 2014. The increase in operating labor relates mainly to hiring of additional personnel to manage and execute our new membership program. Management is continuously evaluating all the staffing needs and will make adjustments accordingly if needed.

We have recently implemented an aggressive labor cost cutting program at both the Venue and Corporate levels which we expect will reduce labor costs significantly. Additionally, we are in the process of implementing three major computer systems, which will allow the Company to become more efficient, resulting in additional labor cost reductions.

Stock-based compensation – Stock-based compensation decreased by $958,857 or 80% to $240,333 for the six months ended June 30, 2015 as compared to $1,199,190 for the six months ended June 30, 2014, on account of fewer stock options being granted in the 2015 period.

Occupancy and related costs – The occupancy and related costs decreased by $274,406 or 17% to $1,331,874 for the six months ended June 30, 2015 compared to $1,606,280 for the six months ended June 30, 2014. The decrease was mainly related to decreased utility and other costs.

Professional fees – Professional fees increased by $336,572 or 27% from $1,252,882 for the six months ended June 30, 2014 to $1,589,454 for the six months ended June 30, 2015. These costs increased as a result of becoming a public company and the related reporting responsibilities.

Depreciation and Amortization – Depreciation and amortization expense increased by $233,948 or 11% to $2,310,223 for the six months ended June 30, 2015, from $2,076,275 for the six months ended June 30, 2014, on account of improvements to the venues.

Selling, General and Administrative Expenses – Selling, General and Administrative expenses, which primarily consist of administration, travel, sales and marketing increased by $808,976 or 16% to $5,789,710 for the six months ended June 30, 2015, as compared to $4,980,734 for the six months ended June 30, 2014. The increase in selling, general and administrative expenses for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 relates to increases in labor, payroll taxes and commission expenses related to increased group sales, increased local taxes and increased penalties and expenses. These increases in expenses were offset by a decrease in service fees paid to related parties.

Other income expense – Other income expense decreased by $18,424,931 or 78% from $23,563,420 for the six months ended June 30, 2014 to $5,138,489 for the six months ended June 30, 2015. The decrease in other operating expenses was principally due to a decrease in interest expense of $8,264,213 and a decrease in the change in fair value of derivative of $14,340,726. The decrease was partially off-set by an increase in loss on modification of debt of $4,074,577.

Net Loss – Net loss decreased by $18,363,672 or 59% to $12,900,826 for the six months ended June 30, 2015 as compared to $31,264,498 for the six months ended June 30, 2014.

Reconciliations of Non-GAAP Financial Measures - Store level EBITDA Margin

The following table reconciles Net Loss to Store Level EBITDA for the three and six months ended June 30, 2015 and 2014.

Adjusted EBITDA (a non-GAAP measure)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
		(Restated - unaudited)		(Restated- unaudited)
Net Loss	$(4,302,278)	$(23,936,706)	$(12,900,826)	$(31,264,498)
Franchise Fee	(20,000)	-	(40,000)	-
Interest Expense, net	1,926,341	6,711,658	3,662,469	11,926,682
Loss on Fixed Assets Sold	147,929	2,141	147,929	2,498
Change in fair value of derivative liability	(1,712,353)	11,572,661	(2,768,065)	11,572,661
Depreciation and Amortization	1,233,997	1,026,846	2,310,223	2,076,275
Selling, General and Administrative	2,722,259	3,013,344	5,789,710	4,980,734
Occupancy and related costs	682,916	787,365	1,331,874	1,606,280
Loss (Gain) on Modification of debt	(136,906)	61,579	4,136,156	61,579
Legal and Professional fees	720,726	789,244	1,589,454	1,252,882
Stock-Based Compensation	84,136	1,199,190	240,333	1,199,190

Store Level EBITDA - Non GAAP	$1,346,767	$1,227,322	$3,499,257	$3,414,283
Store Level EBITDA Margin - Non GAAP	32%	31%	35%	38%

Food and beverage revenues	$2,941,171	$2,664,411	$6,571,314	$5,871,258
Amusement, entertainment and other revenues	1,326,333	1,317,269	3,337,296	3,129,502
Net Revenues	4,267,504	3,981,680	9,908,610	9,000,760
Less: Cost of Food and Beverage	(831,730)	(749,868)	(1,808,252)	(1,662,011)
Less: Cost of Amusement, entertainment and other revenues	(32,788)	(49,813)	(125,431)	(110,929)
Less: Operating Payroll and Benefits	(2,056,219)	(1,954,677)	(4,475,670)	(3,813,537)
Store Level EBITDA - Non GAAP	$1,346,767	$1,227,322	$3,499,257	$3,414,283

Liquidity and Capital Resources

Our total assets were $56.0 million at June 30, 2015, of which approximately $0.4 million were current assets. As of June 30, 2015 we had a working capital deficit of $88.1 million. During the past two years, we have experienced net losses. We anticipate our operating cash flows to continue to be negative during the construction and development periods for our new venues.

The Company’s ability to continue its operations and to pay its obligations when they become due is contingent upon obtaining additional financing and generating positive cash flows from its operations. Management’s plans include the procurement of additional funds through debt and equity instruments, including through the Exchange agreement (see Note 13) in consolidated financials included herein, and seeking to increase operating cash flows from improved performance at our venues. We are currently in discussions with several financing sources in regard to bridge funding, balance sheet funding and equipment financing we expect, if obtained, will improve the Company’s liquidity. There are no assurances that we will be able to raise capital on terms acceptable to the Company or at all, or that cash flow generated from our venues will be sufficient to meets our current operating costs and required debt service. If the Company is unable to obtain sufficient amounts of additional capital, it may be required to reduce the scope of its planned development, which could harm its financial condition and operating results, or curtain its operations.

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

Critical Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

Franchise Revenues

During the first quarter of 2015, the Company entered into an “Area Development Term Sheet” with Al Sedriyah a (“Franchisee”). The Company has granted the Franchisee the exclusive right to open and operate the Company’s outlets in Qatar and Saudi Arabia. The Franchisee will have the right to use the applicable trademarks in the territory; provided that the Franchisee must open the first outlet no later than two years from the effective date in each of the two countries of the territory. The term of the agreement is ten years with a fee of $800,000, plus one additional consecutive term of another ten years with a fee of $250,000 per territory for the renewal of the agreement.

Under the agreement, the Company is required to provide, at no cost to the Franchisee, training, reasonable on-site pre-opening and opening supervision and assistance, reasonable continuing advisory assistance in the operation, operating manuals, and research data related to merchandising, marketing and advertising.

As of June 30, 2015, the Franchisee has two venues currently in design phase, both of which are expected to open in the first quarter of 2016.

The Company is recording the initial $800,000 fee on the straight-line method over the ten year term of the development agreement. Any ongoing royalty fees are based on a percentage of gross sales and are recognized as revenue as incurred. The renewal fee will be recognized over the term of the renewal. For the three and six month period ended June 30, 2015, the Company recorded franchise revenue of $20,000 and $40,000.

Issuances Involving Non-cash Consideration

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling the market value of the shares issued on the date the shares were issued for such services and property.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options are estimated using the Black Scholes option-pricing model with the following assumptions: estimated volatility, dividend rate, risk free interest rate and the expected life. Since the Company’s stock has not been publicly traded for a sufficiently long period of time, the Company is utilizing an expected volatility based on a review of the historical volatilities, over a period of time, equivalent to the expected life of the instrument being valued, of similarly positioned public companies within its industry. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on its common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method. The simplified method assumes each vesting tranche of the award has a term equal to the midpoint between when the award vests and when the award expires. The Company expenses stock-based compensation by using the straight-line method.

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

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were not effective.

Restatement of Previously Issued Financial Statements. On August 17, 2015, after consulting with the Company’s Audit Committee, management changed its accounting for certain matters in prior periods to conform to US GAAP and corrected certain presentations and disclosures within the financial statements and notes to the financial statements. As a result of these changes in accounting treatment, the consolidated financial statements in the Annual Report on Form 10-K filed for the period ended December 31, 2014 and the Quarterly Reports on Form 10-Q for the Quarters ended June 30, 2014, September 30, 2014 and March 31, 2015, should no longer be relied upon. The Company intends to file amendments to the Annual Report and the Quarterly Reports as soon as possible.

Changes in Internal Control over Financial Reporting

Remediation plan. Since the determination regarding this deficiency, we have devoted significant effort and resources to remediation and improvement of our internal control over financial reporting.  While we had processes in place to identify and apply developments in accounting standards, we enhanced these processes to better evaluate our research of the nuances of complex accounting standards and engaged a third party financial reporting consulting firm to assist the Company in its financial reporting compliance. Our enhancements included retaining a third party consultant, who is a technical accounting professional, to assist us in the interpretation and application of new and complex accounting guidance.  Management will continue to review and make necessary changes to the overall design of our internal control environment.

Except for the remediation efforts described above, during the six months ended June 30, 2015, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.     Legal Proceedings

Litigation

In the ordinary course of conducting its business, the Company is exposed to litigation risks from time to time that can have significant adverse effects upon its financial and operating condition, which in turn could have a material adverse effect on our ability to continue as a going concern.

On December 12, 2012, The Estate of Jerome H. Denner commenced an action entitled Larry Grossinger, Personal Representative of the Estate of Jerome H. Denner v. The Brownstone Group, LLC and Latitude 30 Group, LLC in Duval County Circuit Court, Florida. The lawsuit alleges that Brownstone and the Company’s subsidiary, Latitude 30 Group, LLC (“Latitude 30”), on June 25, 2010, executed a promissory note in the principal amount of $879,807 and that the note was not paid on the maturity date of December 31, 2010. The suit seeks money damages in the amount of $879,807 plus interest and attorneys’ fees. Latitude 30 intends to vigorously defend the action on the ground that most of plaintiff’s funds were provided by plaintiff’s attorney in fact to an escrow agent who converted the monies and failed to make restitution to the plaintiff. The SEC brought a lawsuit against the parties responsible for the conversion of escrow funds for similar allegations, and provided a restitution check in the amount of approximately $155,000, which partially offset the amount of this claim. Latitude 30 has repaid the plaintiff all of the funds the escrow agent disbursed to Latitude 30, and Latitude 30 asserts that it is not liable to repay the other funds that were converted by the escrow agent in the approximate amount of $775,000. In March 2015, the Court granted the plaintiff’s motion for summary judgment in this matter. Latitude 30 has filed a motion for reconsideration but was denied on July 29, 2015, but intends to appeal the summary judgment decision. The Company believes it still has a viable defensible position in this case. There can be no assurance given that Latitude 30 will prevail in this litigation and in the event that Brownstone and Latitude 30 are ultimately found liable in such litigation it would have a material adverse effect on the financial condition of the Company. In addition, there can be no assurance that if such event should occur, that Latitude 30 will be able to look to Brownstone to contribute a pro rata amount to the payment of any judgment. The Company has not accrued for any loss on this matter.

On October 10, 2014 a complaint was filed by a former employee seeking $150,000 in severance and 2,412,574 shares of stock.  The Company denies that any sums are due to the plaintiff as a result of his voluntary termination of his employment. The Company intends to vigorously defend this action.  On November 6, 2014 the Company filed a counterclaim against the plaintiff arising from his employment with the Company for breach of his employment agreement, declaratory relief, breach of fiduciary duty, defamation, breach of confidentiality agreement, and other claims. This lawsuit is currently in the discovery stage. Latitude’s position is that are no outstanding paychecks from the company, and no stock is due under the terms of the restrictive stock agreement.

On October 17, 2014, the Company received a demand for arbitration from Summit Trading Ltd. (“Summit”) arising from a consulting agreement between the Company and Summit.  Summit is seeking 3,344,988 shares of common stock of the Company.  This matter was in the discovery phase as of June 30, 2015. We do not believe that any sum is due to Summit and intend to vigorously defend the action.

Nevertheless, if one or more of the pending lawsuits, or any lawsuits in the future, are adjudicated in a manner adverse to the Company and/or its subsidiary’s interests, or if a settlement of any lawsuit requires the Company to pay a significant amount, the result could have an adverse impact on the Company’s overall financial position.

Landlord Disputes

On May 15, 2014, the Company entered into a lease for a new venue location in Minneapolis, MN. On January 27, 2015 the Company sent a Demand and Notice to the Landlord notifying the landlord that it was in breach of the lease, and obstructed and/or delayed the Company’s progress on the project, and had tortuously interfered with the Company’s contractors. The Company also demanded certain documentation and records. On June 15, 2015 the Landlord notified the Company of its intention to terminate the lease. On June 26, 2015 the Company was notified that the lease was terminated and shortly thereafter, the possession of the property was returned to the landlord. Both parties have reserved the right to legally recoup any damage due.

On January 14, 2014, the Company entered into a lease for a new venue location in Albany, NY. The landlord sent the Company a "Notice of Lease Termination" dated July 23, 2015. On August 12, 2015 the Company received a notice of eviction. The landlord and the Company are in discussions to resolve the dispute.

On June 6, 2014, the Company entered into a lease for a new venue location in Kingston, MA property, which was in default at June 30, 2015. During June 2015, the Company received a notice of default under the lease. The landlord and the Company are in discussions to resolve the dispute.

Item 1A.  Risk Factors

In addition to the other information set forth in this report [Including the recoverability of assets, defaults on debt obligations and liquidity restrictions], you should carefully consider the factors discussed under “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults upon Senior Securities

Notes payable and bank debt with a face value of $15,270,131 was in default, as of June 30, 2015. Capital lease obligations of $20,988,280 were in default as of June 30, 2015.

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.     Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed June 2, 2014 (2)
3.3	By-laws (1)
10.1	Territory Agreement between Latitude 360, Inc. and J and J 360 LLC, dated May 13, 2015. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	To be furnished by AMENDMENT
(1)	Incorporated by reference to an exhibit to the Registration Statement on Form SB-1 filed by the registrant on October 25, 2006.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on June 5, 2014.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the registrant on May 29, 2015.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LATITUDE 360, INC.

Date: August 20, 2015	By:	/s/ Brent Brown
Brent Brown
Chief Executive Officer (principal executive officer)

Date: August 20, 2015	By:	/s/ Alan Greenstein
Alan Greenstein
Chief Financial Officer (principal financial and accounting officer)