Form 10-Q/A
period 2015-06-30
LATITUDE 360, INC.
filed 2015-08-20
CIK 1376755

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

EXPLANATORY NOTE

Latitude 360, Inc. (the “Company” or “we”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 20, 2015 (the “Original Filing”) to provide the interactive data files required by Item 601(b)(101) of Regulation S-K and Rule 405 of Regulation S-T.

No changes have been made to the Original Filing other than the inclusion of the interactive data files. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing.

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